Form 10-Q
period 2022-03-31
Andretti Acquisition Corp.
filed 2022-05-11
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41218

ANDRETTI ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1578373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7615 Zionsville Road
Indianapolis, Indiana 46268
(Address of principal executive offices)
(317)
872-2700
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable public warrant	WNNR.U	New York Stock Exchange
Class A ordinary shares, $0.0001 par value	WNNR	New York Stock Exchange
Public warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	WNNR WS	New York Stock Exchange
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 11, 2022, there were
 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 20, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from January 20, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 20, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Part III. Signatures	20

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$1,232,145	$—
Prepaid expenses and other current assets	607,027	—
Due from Sponsor	—	2,049

Total Current Assets	1,839,172	2,049
Prepaid insurance, long-term	464,906	—
Deferred offering costs	—	595,599
Marketable securities held in Trust Account	235,771,759	—

TOTAL ASSETS	$238,075,837	$597,648

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$51,720	$—
Accrued offering costs	85,000	342,955
Advance from related party	—	240,554

Total Current Liabilities	136,720
Deferred underwriting fee payable	8,050,000	—

Total Liabilities	8,186,720	583,509

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 and no shares issued and outstanding at redemption value of $10.25 per share as of March 31, 2022 and December 31, 2021, respectively	235,750,000	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,861,458)	(10,861)

Total Shareholders’ (Deficit) Equity	(5,860,883)	14,139

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$238,075,837	$597,648

(1)
Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On November 17, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, thereby reducing the aggregate number of Class B ordinary shares outstanding

to 5,750,000 founder shares. All share and
per-share
amounts have been retroactively restated to reflect the reverse share split on Founder Shares (see Note 5).

On January 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 20, 2021 (Inception) Through March 31,
	2022	2021
Formation costs, professional fees and general and administrative costs	$298,212	$5,000

Loss from operations	(298,212)	(5,000)
Other income:
Interest earned on marketable securities held in Trust Account	21,759	—

Other income, net	21,759	—

Net loss	$(276,453)	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	18,655,556	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,608,333	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

(1)
Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On November 17, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, thereby reducing the aggregate number of Class B ordinary shares outstanding

to 5,750,000 founder shares. All share and
per-share
amounts have been retroactively restated to reflect the reverse share split on Founder Shares (see Note 5).

On January 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) TO MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 20, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(5,000)	$20,000

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Accretion for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	$575	$—	$(5,861,458)	$(5,860,883)

(1)
Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On November 17, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, thereby reducing the aggregate number of Class B ordinary shares outstanding

to 5,750,000 founder shares. All share and
per-share
amounts have been retroactively restated to reflect the reverse share split on Founder Shares (see Note 5).

On January 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 20, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(276,453)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(21,759)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,777)	—
Prepaid insurance, short-term	(587,250)	—
Prepaid insurance, long-term	(464,906)	—
Due from Sponsor	2,049	—
Accrued expenses	51,720	—

Net cash used in operating activities	(1,316,376)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(235,750,000)	—

Net cash used in investing activities	(235,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	6,221	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Warrants	13,550,000	—
Proceeds from promissory note – related party	75	160,406
Repayment of promissory note – related party	(240,629)	—
Payment of offering costs	(417,146)	(160,406)

Net cash provided by financing activities	238,298,521	—

Net Change in Cash	1,232,145	—
Cash – Beginning of period	—	—

Cash – End of period	$1,232,145	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000	$200,000

Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

Initial classification of ordinary shares subject to possible redemption	$235,750,000	$—

Excess fair value of Founder shares attributable to Anchor Investor	$10,402,810	$—

Accretion for Class A ordinary shares to redemption amount	$35,290,170	$—

Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Andretti Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 20, 2021. The Company was incorporated for the purpose of effecting a merger, consolidation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2022. On January 18, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.
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
Co-Investor
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company.
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
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Company’s Amended and Restated Memorandum and Articles of Association provides that the Company has (i) the
18-month
period from the closing of the Initial Public Offering in which the Company must complete a Business Combination, (ii) the
21-month
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the
COVID-19
pandemic could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Going Concern Consideration
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 17, 2022 and the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 14, 2022, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on January 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. As of December 31, 2021 there were no funds deposited in the Trust Account.
Offering Costs
The Company complies with the requirements of Accounting Standards Codification (“ASC”)
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $23,807,600, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $10,402,810 for the fair value of the Founder Shares attributable to the Sponsor Co-Investor (see Note 5), and $754,790 of other offering costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with the Class A ordinary shares were charged against their carrying value and offering costs associated with the warrants were charged to additional paid-in capital.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.
As of March 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of March 31, 2022
Gross proceeds	$230,000,000
Less:
Proceeds Allocated to Public Warrants	(6,440,000)
Class A ordinary shares issuance costs	(23,100,170)
Plus:
Accretion of carrying value to redemption value	35,290,170

Class A ordinary shares subject to possible redemption	$235,750,000

Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 20, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(212,554)	$(63,899)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	18,655,556	5,608,333	—	5,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.00)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
Warrant Instruments
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreements, management concluded that the Public Warrants and Private Placement Warrants to be issued pursuant to the warrant agreements qualify for equity accounting treatment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Sponsor
Co-Investor
purchased an aggregate of 13,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $13,550,000, in a private placement transaction. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
Subject to the Sponsor
Co-Investor
purchasing 100% of the Founder Shares allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold an aggregate of
1,430,923
Founder Shares to the Sponsor
Co-Investor
at their original purchase price of $.0043 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Sponsor
Co-Investor
to be $10,402,810, or $7.27 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs.
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
Administrative Services Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. For the three months ended March 31, 2022, the Company incurred and paid $38,710 in fees for these services. For the period from January 20, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Promissory Note — Related Party
On January 28, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 17, 2021, the Company and the Sponsor agreed to amend the Promissory Note to increase the aggregate principal amount of the Promissory Note to $400,000 and to change the date by which the Promissory Note was payable. The Promissory Note, as amended, was non-interest
bearing and payable on the earlier of December 31, 2022 and the completion of the Initial Public Offering. The total outstanding loan of $240,629 was repaid at the time of the Initial Public Offering, on January 18, 2022.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company has no outstanding borrowings under the Working Capital Loans.
NOTE 6. COMMITMENTS
 AND CONTINGENCIES
Registration and Shareholder Rights
Pursuant to a registration and shareholder rights agreement entered into on January 12, 2022, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Consulting Agreement
On February 16, 2021, the Company entered into a consulting agreement with a service provider, to provide investor and media relations support in connection with the search for a potential Business Combination. The fees in connection with the services rendered are expensed as incurred. In connection with the consulting agreement, a success fee of $250,000 is due and payable solely upon successful completion of a Business Combination.
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At March 31, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no Class A Ordinary Shares issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000
Class B ordinary shares issued and
outstanding.

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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Warrants—
As of March 31, 2022 and December 31, 2021, there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemption of Public Warrants. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each Public Warrant holder; and

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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022 and December 31, 2021, there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
The warrant agreements contain a provision wherein warrant holders can receive an “alternative issuance” (as defined in the applicable warrant agreement), including as a result of a tender offer that constitutes a change of control.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$235,771,759	$—

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Andretti Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Andretti Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 20, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $276,453, which consists of operating costs of $298,212 offset by interest earned on marketable securities held in the Trust Account of $21,759.
For the period from January 20, 2021 (inception) through March 31, 2021, we had net loss of $5,000, which consisted of formation and operating costs.
Liquidity and Capital Resources
On January 18, 2022, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,550,000 Private Placement Warrants at a price of $1.00 per Private Placement in a private placement to the Sponsor and the Sponsor
Co-Investor,
generating gross proceeds of $13,550,000.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $235,750,000 was placed in the Trust Account. We incurred $23,807,600 in Initial Public Offering related costs, including $4,600,000 of underwriting fees and $754,790 of other offering costs.
For the three months ended March 31, 2022, cash used in operating activities was $1,316,376. Net loss of $276,453 was affected by interest earned on marketable securities held in the Trust Account of $21,759. Changes in operating assets and liabilities used $1,018,164 of cash for operating activities.
For the period from January 20, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss of $5,000 was affected by the formation cost paid by Sponsor in exchange for issuance of Founder Shares.

As of March 31, 2022, we had marketable securities held in the Trust Account of $235,771,759, including $21,759 of interest income, consisting of money market funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $1,232,145. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. We began incurring these fees on January 12, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for and disclosure of complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
Other than the implementation of our remediation plan mentioned above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risk factors described in our annual report on Form
10-K
for the fiscal year ended December 21, 2021 filed with the SEC on March 17, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 18, 2022, we consummated the Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. RBC Capital Markets acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-254627).
The Securities and Exchange Commission declared the registration statements effective on January 12, 2022.
Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 13,550,000 Units at a price of $1.00 per Private Unit, generating total proceeds of $13,550,000. Each Unit consists of one Class A Ordinary Share and one-half
of one redeemable public warrant (“Public Warrant”). Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $235,750,000 was placed in the Trust Account.
We paid a total of $4,600,000 in underwriting discounts and commissions and $754,790 for other costs and expenses related to the Initial Public Offering.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Andretti Acquisition Corp. (1)

4.1	Public Warrant Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Private Warrant Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Investment Management Trust Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration and Shareholder Rights Agreement, dated as of January 12, 2022, by and among Andretti Acquisition Corp., Andretti Sponsor LLC, SOL Verano Blocker 1 LLC and certain other security holders named therein.
(1)

10.3	Private Placement Warrants Purchase Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Andretti Sponsor LLC. (1)

10.4	Private Placement Warrants Purchase Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and SOL Verano Blocker 1 LLC (1)

10.5	Letter Agreement, dated January 12, 2022, by and among Andretti Acquisition Corp., Andretti Sponsor LLC, Andretti Acquisition Corp.’s executive officers and directors and SOL Verano Blocker 1 LLC. (1)

10.6	Administrative Support Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Andretti Sponsor LLC. (1)

10.7	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Michael M. Andretti. (1)

10.8	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and William J. Sandbrook. (1)

10.9	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and William M. Brown. (1)

10.10	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Zakary C. Brown. (1)

10.11	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and James W. Keyes. (1)

10.12	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Cassandra S. Lee. (1)

10.13	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Gerald D. Putnam. (1)

10.14	Indemnification Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and John J. Romanelli. (1)

10.15	Securities Subscription Agreement, dated as of January 12, 2022, by and between Andretti Acquisition Corp. and Sol Verano Blocker 1 LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2022 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRETTI ACQUISITION CORP.

Date: May 11, 2022	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)