Form 10-Q
period 2022-06-30
Andretti Acquisition Corp.
filed 2022-08-04
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
(317)872-2700
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
August 4, 20
22, there were
 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.
FORM10-QFOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Six Months ended June 30, 2022, Three Months ended June 30, 2021 and for the period from January 20, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months ended June 30, 2022, Three Months ended June 30, 2021 and for the period from January 20, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period from January 20, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$962,305	$—
Prepaid expenses and other current assets	643,720	2,049

Total Current Assets	1,606,025	2,049
Prepaid insurance, long-term	318,093	—
Deferred offering costs	—	595,599
Marketable securities held in Trust Account	236,084,239	—

TOTAL ASSETS	$238,008,357	$597,648

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$21,800	$—
Accrued offering costs	85,000	342,955
Advance from related party	—	240,554

Total Current Liabilities	106,800	583,509
Deferred legal fee	10,000	—
Deferred underwriting fee payable	8,050,000	—

Total Liabilities	8,166,800	583,509

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 and no shares issued and outstanding at redemption value of $10.26 per share as of June 30, 2022 and December 31, 2021, respectively	236,084,239	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,243,257)	(10,861)

Total Shareholders’ (Deficit) Equity	(6,242,682)	14,139

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$238,008,357	$597,648

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

On
Janu
ary 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 20, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Formation costs, professional fees and general and administrative costs	$360,040	$4,192	$658,252	$9,192

Loss from operations	(360,040)	(4,192)	(658,252)	(9,192)
Other income:
Interest earned on marketable securities held in Trust Account	312,480	—	334,239	—

Other income, net	312,480	—	334,239	—

Net loss	$(47,560)	$(4,192)	$(324,013)	$(9,192)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	20,839,779	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,000,000 (1)	5,679,558	5,000,000 (1)

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) TO JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 20, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(5,000)	$20,000
Net loss	—	—	—	(4,192)	(4,192)

Balance – June 30, 2021	5,750,000	$575	$24,425	$(9,192)	$15,808

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Accretion for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	$575	$—	$(5,861,458)	$(5,860,883)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(334,239)	(334,239)
Net loss	—	—	—	(47,560)	(47,560)

Balance – June 30, 2022	5,750,000	$575	$—	$(6,243,257)	$(6,242,682)

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

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,	For the Period from January 20, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(324,013)	$(9,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(334,239)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(641,671)	—
Prepaid insurance, long-term	(318,093)	—
Accrued expenses	21,800	3,967
Deferred legal fee payable	10,000	—

Net cash used in operating activities	(1,586,216)	(225)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(235,750,000)	—

Net cash used in investing activities	(235,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	6,221	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Warrants	13,550,000	—
Proceeds from promissory note – related party	75	176,231
Repayment of promissory note – related party	(240,629)	—
Payment of offering costs	(417,146)	(176,006)

Net cash provided by financing activities	238,298,521	225

Net Change in Cash	962,305	—
Cash – Beginning of period	—	—

Cash – End of period	$962,305	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000	$252,191

Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

Excess fair value of Founder shares attributable to Anchor Investor	$10,402,810	—

Initial classification of ordinary shares subject to possible redemption	$235,750,000	$—

Accretion for Class A ordinary shares to redemption amount	$35,624,409	$—

Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
All activity for the period from January 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Going Concern Consideration
As of June 30, 2022, we had cash of $962,305 and working capital of $1,499,225.
Until the consummation of a Business Combination, the Company will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing a Business Combination.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 17, 2022 and the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 14, 2022, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on January 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. As of December 31, 2021, there were no funds deposited in the Trust Account.
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
JUNE 30, 2022
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheet.
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
As of June 30, 2022, the Company had dilutive
securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,		For the Period from January 20, 2021 (inception) through June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(38,048)	$(9,512)	$—	$(4,192)	$(254,620)	$(69,393)	$—	$(9,192)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000	20,839,779	5,679,558	—	5,000,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$—	$(0.00)	$(0.01)	$(0.01)	$—	$(0.00)
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
JUNE 30, 2022
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

Administrative Services Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $83,710 in fees for these services. For the period from January 20, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

1
1

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company has no outstanding borrowings under the Working Capital Loans.
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
Legal Fees
As of June 30, 2022, the Company had a total of $10,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying condensed balance sheet as of June 30, 2022. As of December 31, 2021, there were no deferred legal fees accrued.
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At June 30, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no Class A Ordinary Shares issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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

1
2

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Warrants—
As of June 30, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

1
3

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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

The
following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$236,084,239	$—

1
4

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

1
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
Results of Operations
Our only activities from January 20, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $47,560, which consists of operating costs of $360,040 offset by interest earned on marketable securities held in the Trust Account of $312,480.
For the six months ended June 30, 2022, we had a net loss of $324,013, which consists of operating costs of $658,252 offset by interest earned on marketable securities held in the Trust Account of $334,239.
For the three months ended June 30, 2021, we had a net loss of $4,192, which consists of operating costs.
For the period from January 20, 2021 (inception) through June 30, 2021, we had net loss of $9,192, which consisted of formation and operating costs.
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
For the six months ended June 30, 2022, cash used in operating activities was $1,586,216. Net loss of $324,013 was affected by interest earned on marketable securities held in the Trust Account of $334,239. Changes in operating assets and liabilities used $927,964 of cash for operating activities.
For the period from January 20, 2021 (inception) through June 30, 2021, cash used in operating activities was $225. Net loss of $9,192 was affected by the formation cost paid by Sponsor in exchange for issuance of Founder Shares of $5,000 and changes in operating assets and liabilities provided $3,967 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $236,084,239, including $334,239 of interest income, consisting of money market funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $962,305. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
If our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Liquidity and Going Concern
We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. We began incurring these fees on January 12, 2022, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
We entered into a consulting agreement with a service provider, to provide investor and media relations support in connection with the search for a potential Business Combination. The fees in connection with the services rendered are expensed as incurred. In connection with the consulting agreement, a success fee of $250,000 is due and payable solely upon successful completion of a Business Combination.
As of June 30, 2022, we had a total of $10,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying condensed balance sheet as of June 30, 2022. As of December 31, 2021, there were no deferred legal fees accrued.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form

10-Q

that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications. The Company has also engaged an independent third party to provide consultation to the Company on any new accounting guidance. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.
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

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Andretti Acquisition Corp. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2022 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRETTI ACQUISITION CORP.

Date: August 4, 2022	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)