Form 10-Q
period 2022-09-30
Andretti Acquisition Corp.
filed 2022-11-07
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 4, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, Three Months ended September 30, 2021 and for the period from January 20, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2022, Three Months ended September 30, 2021 and for the period from January 20, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the period from January 20, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$807,577	$—
Prepaid expenses and other current assets	614,621	2,049

Total Current Assets	1,422,198	2,049
Prepaid insurance, long-term	171,281	—
Deferred offering costs	—	595,599
Marketable securities held in Trust Account	237,155,427	—

TOTAL ASSETS	$238,748,906	$597,648

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$60,063	$—
Accrued offering costs	85,000	342,955
Advance from related party	—	240,554

Total Current Liabilities	145,063	583,509
Deferred legal fee	28,000	—
Deferred underwriting fee payable	8,050,000	—

Total Liabilities	8,223,063	583,509
Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 and no shares issued and outstanding at redemption value of $10.31 per share as of September 30, 2022 and December 31, 2021, respectively	237,155,427	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,630,159)	(10,861)

Total Shareholders’ (Deficit) Equity	(6,629,584)	14,139

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$238,748,906	$597,648

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

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 20, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Formation costs, professional fees and general and administrative costs	$386,902	$225	$1,045,154	$9,417

Loss from operations	(386,902)	(225)	(1,045,154)	(9,417)
Other income:
Interest earned on marketable securities held in Trust Account	1,071,188	—	1,405,427	—

Other income, net	1,071,188	—	1,405,427	—

Net income (loss)	$684,286	$(225)	$360,273	$(9,417)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	—	21,567,766	—

Basic and diluted net income per share, Class A ordinary shares	$0.02	$—	$0.01	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,000,000 (1)	5,703,297	5,000,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.00)	$0.01	$(0.00)

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

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – January 20, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(5,000)	$20,000
Net loss	—	—	—	(4,192)	(4,192)

Balance – June 30, 2021	5,750,000	$575	$24,425	$(9,192)	$15,808
Net loss	—	—	—	(225)	(225)

Balance – September 30, 2021	5,750,000	$575	$24,425	$(9,417)	$15,583

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Remeasurement for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	$575	$—	$(5,861,458)	$(5,860,883)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(334,239)	(334,239)
Net loss	—	—	—	(47,560)	(47,560)

Balance – June 30, 2022	5,750,000	$575	$—	$(6,243,257)	$(6,242,682)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,071,188)	(1,071,188)
Net income	—	—	—	684,286	684,286

Balance – September 30, 2022	5,750,000	$575	$—	$(6,630,159)	$(6,629,584)

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

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,	For the Period from January 20, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$360,273	$(9,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(1,405,427)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(612,572)	—
Prepaid insurance, long-term	(171,281)	—
Accrued expenses	60,063	3,967
Deferred legal fee payable	28,000	—

Net cash used in operating activities	(1,740,944)	(450)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(235,750,000)	—

Net cash used in investing activities	(235,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	6,221	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Warrants	13,550,000	—
Proceeds from promissory note – related party	75	191,177
Repayment of promissory note – related party	(240,629)	—
Payment of offering costs	(417,146)	(190,727)

Net cash provided by financing activities	238,298,521	450

Net Change in Cash	807,577	—
Cash – Beginning of period	—	—

Cash – End of period	$807,577	$—

Non-Cash investing and financing activities:
Offering costs accrued	$85,000	$302,290

Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

Excess fair value of Founder shares attributable to Anchor Investor	$10,402,810	$—

Remeasurement of Class A ordinary shares to redemption amount	$35,290,170	$—

Accretion for Class A ordinary shares to redemption amount	$1,405,427	$—

Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
All activity for the period from January 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 13,550,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Andretti Sponsor LLC (the “Sponsor”) and a third party institutional accredited investor (the “Sponsor
Co-Investor”),generating
gross proceeds of $13,550,000, which is described in Note 4.
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
SEPTEMBER 30, 2022
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Going Concern Consideration
As of September 30, 2022, we had cash of $807,577 and working capital of $1,277,135.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update
(“ASU”)2014-15,
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
as filed with the SEC on January 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. As of December 31, 2021, there were no funds deposited in the Trust Account.
Offering Costs
The Company complies with the requirements of Accounting Standards Codification
(“ASC”)340-10-S99-1
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
SEPTEMBER 30, 2022
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of September 30, 2022, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss)loss per ordinary share for the periods presented.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,		For the Period from January 20, 2021 (inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$547,429	$136,857	$—	$(225)	$284,928	$75,345	$—	$(9,417)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,000,000	21,567,766	5,703,297	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$—	$(0.00)	$0.01	$0.01	$—	$(0.00)
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
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. For the three and nine months ended September 30, 2022, the Company incurred and paid $45,000 and $128,710 in fees for these services. For the three months ended September 30, 2021 and for the period from January 20, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Promissory Note — Related Party
On January 28, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 17, 2021, the Company and the Sponsor agreed to amend the Promissory Note to increase the aggregate principal amount of the Promissory Note to $400,000 and to change the date by which the Promissory Note was payable. The Promissory Note, as amended, was non-interest
bearing and payable on the earlier of December 31, 2022 and the completion of the Initial Public Offering. The total outstanding loan of $240,629 was repaid at the time of the Initial Public Offering, on January 18, 2022. Borrowings under the Promissory Note are no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company has no outstanding borrowings under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
Pursuant to a registration and shareholder rights agreement entered into on January 12, 2022, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that no sales of these securities will be effected until after the expiration of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Legal Fees
As of September 30, 2022, the Company had a total of $28,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying condensed balance sheet as of September 30, 2022. As of December 31, 2021, there were no deferred legal fees accrued.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no Class A Ordinary Shares issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
SEPTEMBER 30, 2022
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
Warrants—
As of September 30, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a warrant unless the Class A Ordinary Share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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
SEPTEMBER 30, 2022
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
As of September 30, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
The warrant agreements contain a provision wherein warrant holders can receive an “alternative issuance” (as defined in the applicable warrant agreement), including as a result of a tender offer that constitutes a change of control.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$237,155,427	$—

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Results of Operations

Our only activities from January 20, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $684,286, which consists of interest earned on marketable securities held in the Trust Account of $1,071,188 offset by operating costs of $386,902.

For the nine months ended September 30, 2022, we had a net income of $360,273, which consists of interest earned on marketable securities held in the Trust Account of $1,405,427 offset by operating costs of $1,045,154.

For the three months ended September 30, 2021, we had a net loss of $225, which consists of operating costs.

For the period from January 20, 2021 (inception) through September 30, 2021, we had net loss of $9,417, which consisted of formation and operating costs.

Liquidity and Capital Resources

On January 18, 2022, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of its over-allotment option in the amount of 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,550,000 Private Placement Warrants at a price of $1.00 per Private Placement in a private placement to the Sponsor and the SponsorCo-Investor, generating gross proceeds of $13,550,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of Private Placement Warrants, a total of $235,750,000 was placed in the Trust Account. We incurred $23,807,600 in Initial Public Offering related costs, including $4,600,000 of underwriting fees and $754,790 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $1,740,944. Net income of $360,273 was affected by interest earned on marketable securities held in the Trust Account of $1,405,427. Changes in operating assets and liabilities used $695,790 of cash for operating activities.

For the period from January 20, 2021 (inception) through September 30, 2021, cash used in operating activities was $450. Net loss of $9,417 was affected by the formation cost paid by Sponsor in exchange for issuance of Founder Shares of $5,000 and changes in operating assets and liabilities provided $3,967 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $237,155,427, including $1,405,427 of interest income, consisting of money market funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $807,577. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 18, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of up to $15,000 per month for office space and secretarial and administrative services. We began incurring these fees on January 12, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

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

As of September 30, 2022, we had a total of $28,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying condensed balance sheet as of September 30, 2022. As of December 31, 2021, there were no deferred legal fees accrued.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Warrant Instruments

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. We concluded that the Public Warrants and Private Placement Warrants meet the criteria for equity accounting treatment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A: Risk Factors

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risk factors described in our annual report on Form 10-K for the fiscal year ended December 21, 2021 filed with the SEC on March 17, 2022 (the “Annual Report”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report.

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2022, we consummated the Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. RBC Capital Markets acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1(No. 333-254627). The Securities and Exchange Commission declared the registration statements effective on January 12, 2022.

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

ANDRETTI ACQUISITION CORP.

Date: November 4, 2022	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)