Form 10-K
period 2022-12-31
Andretti Acquisition Corp.
filed 2023-03-22
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The Registrant’s units began trading on the New York Stock Exchange on January 18, 2022 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on March 7, 2022. As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant was $229,540,000.
As of March
21
, 2023, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares
, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: Los Angeles, CA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report of Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Financial Position

With funds available for a business combination in the amount of $239,149,736 as of December 31, 2022, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 is $10.40 per public share. The per-share amount we will distribute to investors who properly redeem their public shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights in connection with our initial business combination with respect to our public warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its public shares, if a business combination does not close. Our sponsor, sponsor co-investor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares (if any) held by them in connection with (i) our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months (or until July 18, 2023) from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, which can be extended at our sponsor’s option to up to 24 months (or until January 18, 2024) (the “Completion Window”) subject to our sponsor purchasing additional private placement warrants. If we have not consummated an initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to consummate an initial business combination within the completion window. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor, sponsor co-investor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). Our sponsor, sponsor co-investor and each member of our management team have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,530,472 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $2,530,472 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will have until 18 months from the closing of the IPO (or until July 18, 2023) to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional 3 months (for a total of up to 24 months, up until January 18, 2024, from the closing of the IPO), subject to our sponsor purchasing additional private placement warrants. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, our sponsor may elect to extend the completion window. In order to extend the completion window, our sponsor and our sponsor co-investor must purchase an additional 2,300,000 private placement warrants at a price of $1.00 per warrant, and deposit the $2,300,000 in proceeds from such purchase of the private placement warrants into the trust account on or prior to the date of the applicable deadline, for each 3-month extension of the completion window. Our sponsor has the option to accelerate its and our sponsor co-investor’s purchase of one or both halves of the up to 4,600,000 private placement warrants at any time following the closing of the IPO and prior to the consummation of our initial business combination with the same effect of extending the completion window by three or six months, as applicable. This feature is different than most other special purpose acquisition companies, in which any extension of the completion window would require a vote of a special purpose acquisition company’s shareholders and, in connection with such vote, such special purpose acquisition company’s shareholders would have the right to redeem their public shares.

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only $2,530,472 is available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay director and officer liability insurance premiums and fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation-Going Concern,” if we are not able to consummate a Business Combination before July 18, 2023 (or such later date as may be extended by the Sponsor), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for these facts.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on a U.S. stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On January 28, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On March 2, 2021, our sponsor transferred 30,000 founder shares to Cassandra S. Lee and 25,000 founder shares to each of Zakary C. Brown, James W. Keyes, Gerald D. Putnam and John J. Romanelli, resulting in our sponsor holding 7,057,500 founder shares. On November 17, 2021, our sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, thereby reducing the aggregate number of Class B ordinary shares held by our sponsor to 5,620,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and our sponsor co-investor have committed, pursuant to written agreements, to purchase an aggregate of 13,550,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per private placement warrant ($13,550,000 in the aggregate), in a private placement that closed simultaneously with the closing of the IPO. If we do not consummate an initial business within the completion window, the private placement warrants will expire worthless. The direct and indirect personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the IPO nears, which is the deadline for our consummation of an initial business combination (unless such deadline is extended by the Board).

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

Holders

Although there are a larger number of beneficial owners, at March 21, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our public warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 20, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $1,890,290, which consists of interest earned on marketable securities held in the Trust Account of $3,399,736 offset by operating costs of $1,509,446.

For the period from January 20, 2021 (inception) through December 31, 2021, we had a net loss of $10,861, which consisted of formation and operating expenses.

Liquidity and Capital Resources; Going Concern

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

As of December 31, 2022, the Company had $616,120 in its operating bank account, $239,149,736 in marketable securities held in the Trust Account, including $3,399,736 of interest income, and working capital of $1,091,655. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended December 31, 2022, cash used in operating activities was $1,932,401. Net income of $1,890,290 was affected by interest earned on marketable securities held in the Trust Account of $3,399,736. Changes in operating assets and liabilities used $422,955 of cash for operating activities. For the period from January 20, 2021 (inception) through December 31, 2021, cash used in operating activities was $7,910. Net loss of $10,861 was affected by formation cost paid by sponsor of $5,000 and changes in operating assets and liabilities of $2,049. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of December 31, 2022, there were no deferred offering costs recorded in the accompanying balance sheet.

Class A Ordinary Shares Subject to Possible Redemption

We account for our shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
William J. Sandbrook	65	Co-Chief Executive Officer and Chairman
Michael M. Andretti	60	Co-Chief Executive Officer and Director
William M. Brown	58	President and Chief Financial Officer
Zakary C. Brown	51	Director
James W. Keyes	68	Director
Cassandra S. Lee	54	Director
Gerald D. Putnam	64	Director
John J. Romanelli	65	Director

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

William M. (Matt) Brown has served as our Chief Financial Officer since January 2021 and our President since August 2022. Matt has deep experience leading public and private companies, working across capital markets, executing mergers and acquisitions and transforming businesses to create shareholder value. Prior to joining our company in 2021, Matt formerly served as the Chief Financial Officer of Rocky Mountain Industrials, Inc., an early-stage aggregates and distribution logistics company focused on the Rocky Mountain region, from 2020 to 2021. Previously, he was the Executive Vice President and Chief Financial Officer of Forterra, a billion-dollar manufacturer of drainage and water pipe. From 2012 through 2015, Matt served as the Senior Vice President and Chief Financial Officer of U.S. Concrete, where he worked together with Bill Sandbrook. From 2007 through 2012, he served as the Treasurer and Executive Assistant to the Chief Executive Officer, and from 2005 through 2007, as the Treasurer of Drummond Company, Inc., a multibillion-dollar international coal producer. From 1999 through 2005, Matt served in the investment banking department of Citigroup Global Markets Inc., including as a Vice President in the basic industries coverage group. There he led both buy-side and sell-side M&A transactions as well as capital markets offerings of a variety of debt and equity securities. From 1988 through 1997, Matt served in the United States Navy as a SEAL Officer. He holds a Master of Business Administration degree from The Wharton School of the University of Pennsylvania and a Bachelor of Science degree in Mechanical Engineering from the United States Naval Academy.

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

James W. (Jim) Keyes serves as a member of our board of directors. Jim has over 30 years of experience in retail, consumer products and aerospace. Jim has been the chairman of the board of directors of Key Development, LLC since 2005. Jim formerly served as the chairman of the board of directors of Wild Oats Marketplace, a producer of natural and organic food. During his time at Wild Oats Marketplace, it acquired 180 Fresh & Easy stores from Tesco and developed a strategic partnership with Walmart. Previously, he served in roles of the chairman of the board of directors and Chief Executive Officer at Blockbuster, where he helped the company to survive the financial market collapse in 2008 through successful restructuring and sale to Dish Networks. Prior to that, Jim spent over 20 years in executive roles at 7-Eleven, including as Global President and Chief Executive Officer from 2000 to 2005. He also served in various roles at CITGO Petroleum and Gulf Oil Corporation. Jim received an MBA from Columbia Business School and a bachelor’s degree from College of the Holy Cross. He has been awarded with the Horatio Alger Award in 2005 and the Ellis Island Medal of Honor in 2008. James currently serves on the board of directors for Murphy USA (NYSE: MUSA) and has served on a number of philanthropic boards, including the American Red Cross and the Education is Freedom foundation.

Cassandra S. (Cassie) Lee serves as a member of our board of directors. Cassie is an experienced financial leader with extensive experience in the technology industry. Since 2021, Cassie has served as the Chief Audit Executive for AT&T, where she is responsible for risk assessment, validation of risk mitigation strategies and ensuring that significant business processes are followed across the firm. In her previous role as Chief Financial Officer for AT&T’s Network and Technology Organizations, Cassie was responsible for all financial operations of network construction, engineering and operations, technology development, security operations and global supply chain. She has spent nearly three decades at AT&T, gaining deep experience in all areas of the business. She currently serves on the board of directors of Nisource, a utility company. Cassie earned a Bachelor of Professional Accountancy degree from Mississippi State University and is a member of the Mississippi Society of Certified Public Accountants. She served in the Mississippi Army National Guard and is a U.S. Army Veteran.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the twelve months ended December 31, 2022, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing the investor relations section of our website at andrettiacquisition.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A ordinary shares;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Andretti Sponsor LLC (our sponsor)(2)(3)	4,189,077	14.6%
Michael M. Andretti(3)	—	—
William M. Brown(3)	—	—
Zakary C. Brown(2)	25,000	*
James W. Keyes(2)	25,000	*
Cassandra S. Lee(2)	30,000	*
Gerald D. Putnam(2)	25,000	*
John J. Romanelli(2)	25,000	*
William J. Sandbrook(3)	—	—
All officers and directors as a group (8 individuals)	130,000	*
Highbridge Capital Management, LLC(4)	1,424,463	6.2%
Aristeia Capital, LLC(5)	1,408,900	6.1%
Apollo SPAC Fund I, L.P. (6)	1,300,000	5.7%
Shaolin Capital Management(7)	1,239,178	5.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 7615 Zionsville Road, Indianapolis, Indiana 46268.
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

(4)

According to Schedule 13G, filed on February 2, 2023 by Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), the business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172. Highbridge holds 1,424,463 Class Ordinary Shares.

(5)

According to Schedule 13G, filed on February 13, 2023 by Aristeia Capital, LLC, a Delaware limited liability company (“Aristeia”), the business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830. Aristeia holds 1,408,900 Class A Ordinary Shares.

(6)

According to Schedule 13G/A, filed on February 13, 2023 by (i) Apollo SPAC Fund I, L.P. (“SPAC Fund I”); (ii) Apollo SPAC Management I, L.P. (“SPAC Management I”); (iii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”); (iv) Apollo Capital Management, L.P. (“Capital Management”); (v) Apollo Capital Management GP, LLC (“Capital Management GP”); (vi) Apollo Management Holdings, L.P. (“Management Holdings”); and (vii) Apollo Management Holdings GP, LLC (“Management Holdings GP” and, together with SPAC Fund I, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP and Management Holdings, the “Apollo Holders”), the business address of SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577 and the business address of the other Apollo Holders is 9 W. 57th Street, 43rd Floor, New York, New York 10019. The Apollo Holders hold 1,300,000 Class A Ordinary Shares through SPAC Fund I. SPAC Fund I is a Cayman Islands exempted limited partnership. SPAC Management I GP, Capital Management GP, and Management Holdings GP are each a Delaware limited liability company. SPAC Management I, Capital Management, and Management Holdings are each a Delaware limited partnership.

(7)

According to Schedule 13G, filed on February 14, 2023 by Shaolin Capital Management, LLC, a Delaware limited liability company (“Shaolin”), the business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin holds 1,239,178 Class A Ordinary Shares.

Our sponsor beneficially owns 14.6% of the issued and outstanding ordinary shares. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

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

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the twelve months ended December 31, 2022 and December 31, 2021 totaled $93,215 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for twelve months ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the twelve months ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the twelve months ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021.

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.4	Public Warrant Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

4.5	Private Warrant Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

4.6	Description of Securities of the Company (incorporated by reference to Exhibit 4.6 filed with the Company’s current report on Form 10-K filed by the Registrant on March 17, 2022).

10.1	Promissory Note, dated January 28, 2021, issued to the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

10.2	Letter Agreement, dated January 12, 2022, among the Registrant and its officers, directors and Andretti Sponsor LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.3	Investment Management Trust Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.4	Registration Rights Agreement, dated January 12, 2022, among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.5	Subscription Agreement, dated January 28, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Registrant and Andretti Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

Exhibit Number	Description

10.7	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Registrant and SOL Verano Blocker 1 LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.8	Indemnity Agreement, dated January 12, 2022, between the Registrant and Michael M. Andretti (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.9	Indemnity Agreement, dated January 12, 2022, between the Registrant and William J. Sandbrook (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.10	Indemnity Agreement, dated January 12, 2022, between the Registrant and William M. Brown (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.11	Indemnity Agreement, dated January 12, 2022, between the Registrant and Zakary C. Brown (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.12	Indemnity Agreement, dated January 12, 2022, between the Registrant and James W. Keyes (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.13	Indemnity Agreement, dated January 12, 2022, between the Registrant and Cassandra S. Lee (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.14	Indemnity Agreement, dated January 12, 2022, between the Registrant and Gerald D. Putnam (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.15	Indemnity Agreement, dated January 12, 2022, between the Registrant and John J. Romanelli (incorporated by reference to Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.16	Administrative Support Agreement, dated January 12, 2022, by and between the Registrant and Andretti Sponsor LLC (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.17	Securities Subscription Agreement, dated as of January 12, 2022, by and between the Registrant and Sol Verano Blocker 1 LLC (incorporated by reference to the Exhibit 10.15 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indianapolis, Indiana, on the 21st day of March, 2023.

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

Name	Position	Date

/s/ William J. Sandbrook	Co-Chief Executive Officer,	March 21, 2023
William J. Sandbrook	Chairman of the Board
of Directors and Director (Principal Executive Officer)

/s/ Michael M. Andretti	Co-Chief Executive Officer	March 21, 2023
Michael M. Andretti	(Principal Executive Officer) and Director

/s/ William M. Brown	President and Chief Financial Officer	March 21, 2023
William M. Brown	(Principal Financial and Accounting Officer)

/s/ Zakary C. Brown	Director	March 21, 2023
Zakary C. Brown

/s/ James W. Keyes	Director	March 21, 2023
James W. Keyes

/s/ Cassandra S. Lee	Director	March 21, 2023
Cassandra S. Lee

/s/ Gerald D. Putman	Director	March 21, 2023
Gerald D. Putman

/s/ John J. Romanelli	Director	March 21, 2023
John J. Romanelli

ANDRETTI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Andretti Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s

of Andretti Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and for the period from January 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows the year ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has limited cash and working capital and continues to use cash in operations. In addition, the Company currently has less than 12 months to complete a business combination and, if unsuccessful, may be required to cease all operations, redeem the public shares, liquidate and dissolve. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March 21, 2023

ANDRETTI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$616,120	$—
Prepaid expenses and other current assets	590,883	2,049

Total Current Assets	1,207,003	2,049
Prepaid insurance, long-term	24,469	—
Deferred offering costs	—	595,599
Marketable securities held in Trust Account	239,149,736	—

TOTAL ASSETS	$240,381,208	$597,648

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$30,348	$—
Accrued offering costs	85,000	342,955
Advance from related party	—	240,554

Total Current Liabilities	115,348	583,509
Deferred legal fee	160,000	—
Deferred underwriting fee payable	8,050,000	—

Total Liabilities	8,325,348	583,509
Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 and no shares issued and outstanding at redemption value of $10.40 per share as of December 31, 2022	239,149,736	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2022 and 2021(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,094,451)	(10,861)

Total Shareholders’ (Deficit) Equity	(7,093,876)	14,139

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$240,381,208	$597,648

(1)
Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On November 17, 2021, the Sponsor surrendered an aggregate of 1,437,500
Founder Shares for
no consideration, thereby reducing the aggregate
number of Founder Shares held by the Sponsor to

5,620,000
Founder Shares
. All share and
per-share
amounts have been retroactively restated to reflect the reverse share split on Founder Shares (see Note 5).

On January 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part
of
the financial statemen
ts
.

ANDRETTI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from January 20, 2021 (Inception) Through December 31,
	2022	2021
Formation costs, professional fees and general and administrative costs	$1,509,446	$10,861

Loss from operations	(1,509,446)	(10,861)
Other income:
Interest earned on marketable securities held in Trust Account	3,399,736	—

Other income	3,399,736	—

Net income (loss)	$1,890,290	$(10,861)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	21,928,767	—

Basic and diluted net income per share, Class A ordinary shares	$0.07	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,715,068	5,000,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)

(1)
Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On November 17, 2021, the Sponsor surrendered an aggregate of 1,437,500
Founder Shares
for
no consideration, thereby reducing the aggregate number
of Founder Shares held by the Sponsor to
5,620,000
Founder Shares
. All share and
per-share
amounts have been retroactively restated to reflect the reverse share split on Founder Shares (see Note 5).

On January 22, 2022, the underwriters fully exercised their over-allotment option resulting in no forfeiture of Class B ordinary shares.
The accompanying notes are an integral part of the financial statement
s
.

ANDRETTI ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 20, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(10,861)	(10,861)

Balance – December 31, 2021	5,750,000	$575	$24,425	$(10,861)	$14,139

Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor (1)	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Remeasurement for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(8,973,880)	(38,689,906)
Net income	—	—	—	1,890,290	1,890,290

Balance – December 31, 2022	5,750,000	$575	$—	$(7,094,451)	$(7,093,876)

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
The accompanying notes are an integral part of the financial statements.

F-
5

ANDRETTI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from January 20, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,890,290	$(10,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(3,399,736)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(588,834)	(2,049)
Prepaid insurance, long-term	(24,469)	—
Accrued expenses	30,348	—
Deferred legal fee payable	160,000	—

Net cash used in operating activities	(1,932,401)	(7,910)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(235,750,000)	—

Net cash used in investing activities	(235,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	6,221	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Warrants	13,550,000	—
Proceeds from promissory note – related party	75	240,554
Repayment of promissory note – related party	(240,629)	—
Payment of offering costs	(417,146)	(232,654)

Net cash provided by financing activities	238,298,521	7,910

Net Change in Cash	616,120	—
Cash – Beginning of period	—	—

Cash – End of period	$616,120	$—

Non-Cash investing and financing activities:
Offering costs accrued	$85,000	$342,955

Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

Excess fair value of Founder shares attributable to Anchor Investor	$10,402,810	$—

Remeasurement of Class A ordinary shares to redemption amount	$35,290,170	$—

Accretion for Class A ordinary shares to redemption amount	$3,399,736	$—

Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of the financial statements.

F-
6

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
All activity for the period from January 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

F-
7

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

F-
8

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

F-
9

Going Concern Consideration
As of December 31, 2022, we had cash of $616,120 and working capital of $1,091,655.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update(“ASU”)
2014-15,“Disclosures
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

F-
10

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. As of December 31, 2021, there were no funds deposited in the Trust Account.
Offering Costs
The Company complies with the requirements of Accounting Standards Codification(“ASC”)
340-10-S99-1and
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheet.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

F-
11

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of December 31, 2022, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss)loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,		For the Period from January 20, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,449,493	$390,797	$—	$(10,861)
Denominator:
Basic and diluted weighted average shares outstanding	21,928,767	5,715,068	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

F-
12

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
NOTE 3 — PUBLIC OFFERING
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
Subject to the Sponsor
Co-Investor
purchasing 100% of the Founder Shares allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold an aggregate of 1,430,923 Founder Shares to the Sponsor
Co-Investor
at their original purchase price of $0.0043 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Sponsor
Co-Investor
to be $10,402,810, or $7.27 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

F-
14

Administrative Support Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space and administrative and support services. For the year ended December 31, 2022, the Company incurred and paid $173,710 in fees for these services. For the period from January 20, 2021 (inception) through December 31, 2021, the Company did no
t incur any fees for these services.
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
On January 25, 2023, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $375,000 to the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates the initial Business Combination, will be used for general working capital purposes. The Note bears interest of 4.50% per annum and is payable in full upon the earlier to occur of (i) the date on which the Company consummates an initial business combination or (ii) the liquidation date of the Company in accordance with its amended and restated memorandum and articles of association. A failure to pay the principal and accrued interest within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. At the election of the Sponsor, the principal amount of the Note may be converted into private placement warrants of the Maker, with such terms as are described in the prospectus included in the registration statement on Form
S-1
(Reg.
No. 333-254627)
filed by the Maker with the Securities and Exchange Commission and declared effective on January 12, 2022, at a price of $1.00 per warrant. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the Sponsor in a private placement that was consummated in connection with the Initial Public Offering. The Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company has no outstanding borrowings under the Working Capital Loans.
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

F-
15

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
Legal Fees
As of December 31, 2022, the Company had a total of $160,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of December 31, 2022. As of December 31, 2021, there were no deferred legal fees accrued.
NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordi nary
shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no Class A Ordinary Shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A Ordinary Shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law. In connection with a Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other governance arrangements that differ from those in effect upon completion of the Initial Public Offering.
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
Warrants
– As of December 31, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

F-
16

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

F-
17

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
As of December 31, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$239,149,736	$—
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the financial statements.
On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 fee in January 2023 to KPMG in connection with this arrangement.
On January 24, 2023, the Company
entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable
retainer fee in January 2023 to Duff & Phelps in connection with this arrangement.
On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination.
On January 25, 2023, the Company issued an unsecured convertible promissory note (the “Note”) in the amount of up to $375,000 to the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates the initial Business Combination, will be used for general working capital purposes. On January 2
6
, 2023, the Company drew down $175,000 under the Note
.
On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination.