Form 10-Q
period 2023-03-31
Andretti Acquisition Corp.
filed 2023-05-10
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 9, 2023
, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$398,744	$616,120
Prepaid expenses and other current assets	536,989	590,883

Total Current Assets	935,733	1,207,003
Prepaid insurance, long-term	—	24,469
Marketable securities held in Trust Account	241,687,400	239,149,736

TOTAL ASSETS	$242,623,133	$240,381,208

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$887,421	$30,348
Accrued interest payable – related party	1,581	—
Accrued offering costs	—	85,000

Total Current Liabilities	889,002	115,348
Convertible note - related party	612,942	—
Deferred legal fee	460,000	160,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	10,011,944	8,325,348

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of $10.51 and $10.40 per share as of March 31, 2023 and December 31, 2022, respectively	241,687,400	239,149,736
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,076,786)	(7,094,451)

Total Shareholders’ Deficit	(9,076,211)	(7,093,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$242,623,133	$240,381,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Formation costs, professional fees and general and administrative costs	$2,268,367	$298,212

Loss from operations	(2,268,367)	(298,212)
Other income:
Interest earned on marketable securities held in Trust Account	2,537,664	21,759
Change in fair value of Convertible Promissory Notes – Related Party	(608)	—
Interest expense – Convertible Promissory Notes – Related Party	(1,581)	—

Other income, net	2,535,475	21,759

Net income (loss)	$267,108	$(276,453)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	18,655,556

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,608,333

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2023	5,750,000	$575	$—	$(7,094,451)	$(7,093,876)
Proceeds received in excess of fair value of convertible promissory notes	—	—	288,221		288,221
Accretion for Class A ordinary shares to redemption amount	—	—	(288,221)	(2,249,443)	(2,537,664)
Net income	—	—	—	267,108	267,108

Balance – March 31, 2023	5,750,000	$575	$—	$(9,076,786)	$(9,076,211)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Accretion for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	$575	$—	$(5,861,458)	$(5,860,883)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$267,108	$(276,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Convertible Promissory Notes – Related Party	608	—
Interest earned on marketable securities held in Trust Account	(2,537,664)	(21,759)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53,894	(19,777)
Prepaid insurance, short-term	—	(587,250)
Prepaid insurance, long-term	24,469	(464,906)
Due from Sponsor	—	2,049
Deferred legal fee payable	300,000	—
Accrued interest payable	1,581	—
Accrued expenses	857,073	51,720

Net cash used in operating activities	(1,032,931)	(1,316,376)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(235,750,000)

Net cash used in investing activities	—	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	—	6,221
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	13,550,000
Proceeds from promissory note – related party	—	75
Proceeds from convertible promissory notes - related party	900,555	—
Repayment of promissory note – related party	—	(240,629)
Payment of offering costs	(85,000)	(417,146)

Net cash provided by financing activities	815,555	238,298,521

Net Change in Cash	(217,376)	1,232,145
Cash – Beginning of period	616,120	—

Cash – End of period	$398,744	$1,232,145

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption amount	$2,537,664	—

Proceeds received from convertible promissory notes in excess of initial fair value	$288,221	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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
All activity for the period from January 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2023
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
Going Concern Consideration
As of March 31, 2023, we had cash of $398,744 and working capital of $46,731.
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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 22, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of March 31, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.
Convertible Promissory Notes—Related Party
The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under
ASC815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash
change in the fair value of the convertible promissory notes in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
Offering Costs
The Company complies with the requirements of Accounting Standards Codification(“ASC”)
340-10-S99-1
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of March 31, 2023, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss)loss per ordinary share for the periods presented.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$213,686	$53,422	$(212,554)	$(63,899)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	18,655,556	5,608,333
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.01)	$(0.01)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
Recent Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13
– Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”). This
update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
Administrative Support Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space and administrative and support services. For the three months ended March 31, 2023, the Company incurred and paid $45,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $38,710 in fees for these services.
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
Convertible Promissory Notes – Related Party
In order to finance transaction costs in connection with a Business Combination, the Company issued unsecured promissory notes (collectively, the “Notes”) to the Sponsor on January 25, 2023, Michael M. Andretti, William J. Sandbrook, and William M. Brown all on March 29, 2023 (collectively, the “Payees”), in the amounts of up to $375,000, $500,000, $500,000, and $100,000, respectively. The proceeds of the Notes, which may be drawn down from time to time until the Company consummates the initial Business Combination, will be used for general working capital purposes. The Notes bear interest of 4.50% per annum and are payable in full upon the earlier to occur of (i) the date on which the Company consummates an initial business combination or (ii) the liquidation date of the Company in accordance with its amended and restated memorandum and articles of association. A failure to pay the principal and accrued interest within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. At the election of the Payees, up to $1,500,000 of the principal amounts of the Notes may be converted into private placement warrants of the Company, with such terms as are described in the prospectus included in the registration statement on Form
S-1
(Reg.
No. 333-254627)
filed by the Company with the Securities and Exchange Commission and declared effective on January 12, 2022, at a price of $1.00 per warrant. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the Sponsor in a private placement that was consummated in connection with the Initial Public Offering. The Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company completes a Business Combination, the Company will repay the Notes out of the proceeds of the Trust Account released to the Company. Otherwise, the Notes will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Notes, but no proceeds held in the Trust Account will be used to repay the Notes.
At March 31, 2023, there was $900,555 of cumulative cash advanced under the Notes. The Notes were valued using the fair value method. The initial advances on the Notes totaling $900,555, $175,000 at January 26, 2023 and $725,555 at March 29, 2023, were valued at $119,391 as of January 26, 2023, and $492,943 as of March 29, 2023, whereas the collective difference of $288,221 was recorded as a credit to stockholders’ (deficit). The change in the fair value of the note recorded in the condensed statements of operations for the three months ended March 31, 2023, was $608 resulting in a fair value of the Notes of $612,942 (see Note 8).

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
Consulting Agreements
On February 16, 2021, the Company entered into a consulting agreement with ICR, LLC (“ICR”), pursuant to which ICR will provide investor and media relations support in connection with the search for a potential Business Combination. The fees in connection with the services rendered are expensed as incurred. In connection with the consulting agreement, a success fee of $
250,000 is due and payable solely upon successful completion of a Business Combination.
On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 fee in January 2023 to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. The fees associated with this engagement are estimated to be $225,000. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.
On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable
retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.
On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred . The fees associated with this engagement are estimated to be approximately $300,000. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.
On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. The fees associated with this engagement are estimated to be approximately $473,000. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Legal Fees
As of March 31, 2023, the Company had a total of $460,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of March 31, 2023. As of December 31, 2022, the Company had a total of $160,000.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
– As of March 31, 2023 and December 31, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
As of March 31, 2023 and December 31, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$241,687,400	$239,149,736
Liabilities:
Convertible promissory notes – related party	3	612,942	—
The estimated fair value of the convertible promissory notes was based on the following significant inputs:

March 31, 2023
Risk-free interest rate	3.60%
Time to Expiration (in years)	$5.63
Expected volatility	4.40%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$10.51
Probability of transaction	70.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$—
Borrowings	900,555
Proceeds received in excess of initial fair value of convertible promissory notes	(288,221)
Change in fair value	608

Fair value as of March 31, 2023	$612,942

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 for the convertible promissory notes.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 12, 2023, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with a prospective initial Business Combination. The Company paid a $225,000 fee in April 2023 to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. The fees associated with this engagement are estimated to be
$500,000
. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023
On April 27, 2023, the Company drew an aggregate of $225,001 from the convertible promissory notes which is allocated as follows: $102,287 from William J. Sandbrook, $102,287 from Michael M. Andretti, and $20,487 from William M. Brown.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Andretti Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Andretti Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 20, 2021 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $267,108, which consists of interest earned on marketable securities held in the Trust Account of $2,537,664 offset by change in fair value of convertible promissory notes related party of $608, interest expense on the related party convertible promissory notes of $1,581, and operating costs of $2,268,367 which mainly consists of $1,156,555 in legal fees, $776,554 in consulting services related to the business combination, and $146,812 in prepaid insurance amortization.

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

As of March 31, 2023, the Company had $398,744 in its operating bank account, $241,687,400 in marketable securities held in the Trust Account, including $5,937,400 of interest income, and working capital of $46,731. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2023, cash used in operating activities was $1,032,931. Net income of $267,108 was affected by interest earned on marketable securities held in the Trust Account of $2,537,664 and changes in related party convertible promissory notes of $608. Changes in operating assets and liabilities used $1,237,017 of cash for operating activities.

For the three months ended March 31, 2023, net cash provided by financing activities was $815,555 as a result of the drawdowns on the related party convertible promissory notes partially offset by the payment of offering costs of $85,000.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. On January 26, 2023, the Sponsor agreed to lend the Company an aggregate of up to $375,000 for working capital purposes pursuant to a convertible promissory note. On March 29, 2023 Michael M. Andretti, William J. Sandbrook, and William M. Brown agreed to lend the Company an aggregate of up to $500,000, $500,000, and $100,000, respectively, pursuant to individual convertible promissory notes. We had drawn an aggregate of $900,555 under the convertible promissory notes as of March 31, 2023, which includes drawdowns of $175,000 on January 26, 2023 and $725,555 on March 29, 2023. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of March 31, 2023, we had a total of $460,000 of deferred legal fees to be paid to the our legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of March 31, 2023. As of December 31, 2022 we had a total of $160,000.

On December 22, 2022, we entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist us in performing due diligence in connection with the initial Business Combination. We paid a $275,000 fee in January 2023 to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. The fees associated with this engagement are estimated to be $225,000. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.

On January 24, 2023, we entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board and will provide a fairness opinion regarding the initial Business Combination. We paid a $50,000 non-refundable retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. We agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing us that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. No amounts related to the engagement have been recorded within the condensed consolidated financial statements as of March 31, 2023.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Warrant Instruments

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

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory notes in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A: Risk Factors

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risk factors described in our annual report on Form 10-K for the fiscal year ended December 21, 2022 filed with the SEC on March 22, 2023 (the “Annual Report”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in the Annual Report.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated January 25, 2023, issued to the Sponsor**

10.2	Promissory Note, dated March 21, 2023, issued to the William M. Brown**

10.3	Promissory Note, dated March 21, 2023, issued to the Michael M. Andretti**

10.4	Promissory Note, dated March 21, 2023, issued to the William J. Sandbrook**

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 27, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRETTI ACQUISITION CORP.

Date: May 9, 2023	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)