Form 10-Q
period 2023-06-30
Andretti Acquisition Corp.
filed 2023-08-03
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August 3, 2023, there were 7,894,801 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$415,845	$616,120
Prepaid expenses and other current assets	371,233	590,883

Total Current Assets	787,078	1,207,003
Prepaid insurance, long-term	—	24,469
Marketable securities held in Trust Account	244,569,240	239,149,736

TOTAL ASSETS	$245,356,318	$240,381,208

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$403,024	$30,348
Accrued interest payable – related party	17,139	—
Accrued offering costs	—	85,000

Total Current Liabilities	420,163	115,348
Convertible note—related party	1,426,670	—
Deferred legal fee	940,000	160,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	10,836,833	8,325,348

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of $10.63 and $10.40 per share as of June 30, 2023 and December 31, 2022, respectively	244,569,240	239,149,736
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,050,330)	(7,094,451)

Total Shareholders’ Deficit	(10,049,755)	(7,093,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$245,356,318	$240,381,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation costs, professional fees and general and administrative costs	$1,317,655	$360,040	$3,586,022	$658,252

Loss from operations	(1,317,655)	(360,040)	(3,586,022)	(658,252)
Other income (expense):
Interest earned on marketable securities held in Trust Account	2,881,840	312,480	5,419,504	334,239
Change in fair value of Convertible Promissory Notes – Related Party	(15,381)	—	(15,989)	—
Interest expense – Convertible Promissory Notes – Related Party	(15,558)	—	(17,139)	—

Other income, net	2,850,901	312,480	5,386,376	334,239

Net income (loss)	$1,533,246	$(47,560)	$1,800,354	$(324,013)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000	23,000,000	20,839,779

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$(0.00)	$0.06	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,679,558

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.00)	$0.06	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2023	5,750,000	$575	$—	$(7,094,451)	$(7,093,876)
Proceeds received in excess of fair value of convertible promissory notes	—	—	288,221	—	288,221
Accretion for Class A ordinary shares to redemption amount	—	—	(288,221)	(2,249,443)	(2,537,664)
Net income	—	—	—	267,108	267,108

Balance – March 31, 2023	5,750,000	575	—	(9,076,786)	(9,076,211)
Proceeds received in excess of fair value of convertible promissory notes	—	—	375,050	—	375,050
Accretion for Class A ordinary shares to redemption amount	—	—	(375,050)	(2,506,790)	(2,881,840)
Net income	—	—	—	1,533,246	1,533,246

Balance – June 30, 2023	5,750,000	$575	$—	$(10,050,330)	$(10,049,755)

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Accretion for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	575	—	(5,861,458)	(5,860,883)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(334,239)	(334,239)
Net loss	—	—	—	(47,560)	(47,560)

Balance – June 30, 2022	5,750,000	$575	$—	$(6,243,257)	$(6,242,682)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,800,354	$(324,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Convertible Promissory Notes – Related Party	15,989	—
Interest earned on marketable securities held in Trust Account	(5,419,504)	(334,239)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	219,650	(641,671)
Prepaid insurance, long-term	24,469	(318,093)
Due from Sponsor	—	10,000
Deferred legal fee payable	780,000	—
Accrued interest payable	17,139	—
Accrued expenses	372,676	21,800

Net cash used in operating activities	(2,189,227)	(1,586,216)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(235,750,000)

Net cash used in investing activities	—	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	—	6,221
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	13,550,000
Proceeds from promissory note – Related Party	—	75
Proceeds from convertible promissory notes— Related Party	2,073,952	—
Repayment of promissory note – Related Party	—	(240,629)
Payment of offering costs	(85,000)	(417,146)

Net cash provided by financing activities	1,988,952	238,298,521

Net Change in Cash	(200,275)	962,305
Cash – Beginning of period	616,120	—

Cash – End of period	$415,845	$962,305

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption amount	$5,419,504	35,624,409

Proceeds received from convertible promissory notes in excess of initial fair value	$663,271	—

Offering costs included in accrued offering costs	—	85,000

Excess fair value of Founder shares attributable to Anchor Investor	—	10,402,810

Initial classification of ordinary shares subject to possible redemption	—	235,750,000

Deferred underwriting fee payable	—	8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
All activity for the period from January 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 18, 2022, an amount of $235,750,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
JUNE 30, 2023
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
The Company’s Amended and Restated Memorandum and Articles of Association previously provided that the Company will have (i) the 18-month period from the closing of the Initial Public Offering in which the Company must complete a Business Combination, (ii) the 21-month or 24-month, as applicable, period from the closing of the Initial Public Offering in which the Company must complete a Business Combination if the Sponsor has extended the period of time for the Company to complete a Business Combination by purchasing additional Private Placement Warrants, or (iii) such other extended time period in which the Company must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association
(the “Combination Period”). At the special meeting of the Company held on July 14, 2023, shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to April 18, 2024. However, if the Company
has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Going Concern Consideration
As of June 30, 2023, we had cash of $415,845 and working capital of $366,915.
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
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 18, 2024 (or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2024 (or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-Kas
filed with the SEC on March 22, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
JUNE 30, 2023
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.
Convertible Promissory Notes—Related Party
The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
JUNE 30, 2023
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of June 30, 2023, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,226,597	$306,649	$(38,048)	$(9,512)	$1,440,283	$360,071	$(254,620)	$(69,393)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	20,839,779	5,679,558
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.00)	$(0.00)	$0.06	$0.06	$(0.01)	$(0.01)
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
JUNE 30, 2023
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
Recent Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13–
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
Subject to the Sponsor
Co-Investor
purchasing 100% of the Founder Shares allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold an aggregate of 1,430,923 Founder Shares to the Sponsor
Co-Investor
at their original purchase price of $.0043 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Sponsor
Co-Investor
to be $10,402,810, or $7.27 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost
s
were recorded against additional paid in capital in accordance with the accounting of other offering costs.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Administrative Support Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2023, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $83,710 in fees for these services, respectively.
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
(Reg.
No. 333-254627)
filed by the Company with the Securities and Exchange Commission and declared effective on January 12, 2022, at a price of $1.00 per warrant. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the Sponsor in a private placement that was consummated in connection with the Initial Public Offering. The Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. If the Company completes a Business Combination, the Company will repay the Notes out of the proceeds of the Trust Account released to the Company. Otherwise, the Notes will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Notes, but no proceeds held in the Trust Account will be used to repay the Notes. On May 17, 2023, the notes were amended and restated to increase the total borrowing amounts to $800,000 for Michael M. Andretti, $800,000 for William J. Sandbrook, and $160,000 for William M. Brown. On May 23, 2023, the notes were amended and restated to increase the total borrowing amounts to $1,400,000 for Michael M. Andretti, $1,400,000 for William J. Sandbrook, and $280,000 for William M. Brown. The notes are payable upon the earlier of the liquidation of the Company or the consummation of initial business combination.
At June 30, 2023, there was $2,073,952 of cumulative cash advanced under the Notes. The Notes were valued using the fair value method. The initial advances on the Notes totaling $2,073,952, consisting of draws of $175,000 at January 26, 2023, $725,555 at March 29, 2023, $225,001 at April 27, 2023, $234,869 at May 19, 2023 and $713,527 at June 2, 2023 were valued at $119,391 as of January 26, 2023, $492,943 as of March 29, 2023, $153,288 at April 27, 2023, $160,231 at May 19, 2023 and $484,828 at June 2, 2023 whereas the collective difference of $834,672 was recorded as a credit to shareholders’ deficit. The change in the fair value of the note recorded in the condensed statements of operations for the three and six months ended June 30, 2023, was $15,381 and $15,989, respectively, resulting in a fair value of the Notes of $1,426,670 (see Note 8).

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 fee in January 2023 to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. As of June 30, 2023 the Company made a second and final payment of $450,554.
On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant
to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable
retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of June 30, 2023, the Company incurred fees totaling $51,000.
On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company recorded $200,000 to accounts payable on the condensed balance sheet.
On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company had paid Macfarlanes $472,526. The Company does expect to incur any additional costs from this agreement.
On April 12, 2023, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with a prospective initial Business Combination. The Company paid a total of $459,870 in fees in April and May 2023 to KPMG in connection with this arrangement. In connection with the engagement letter, an additional $919,740 is due and payable upon successful completion of the Business Combination with a specified target company. The fees in connection with the services rendered are expensed as incurred.
On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting.
As of June 30, 2023 the Company had not incurred any fees from MacKenzie
.
On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company recorded $7,175 to accrued expenses on the condensed balance sheet.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Legal Fees
As of June 30, 2023, the Company had a total of $940,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of June 30, 2023. As of December 31, 2022, the Company had a total of $160,000.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there are 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
– As of June 30, 2023 and December 31, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2023
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

•
if, and only if, the last reported sale price of the Class A Ordinary Shares has been at least $18.00 per share (subject to adjustment in compliance with the public warrant agreement) for any ten trading days within the20-trading-dayperiod ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the30-dayredemption period or the Company elected to require the exercise of the Public Warrants on a “cashless basis” as described below. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
As of June 30, 2023 and December 31, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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
JUNE 30, 2023
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$244,569,240	$239,149,736
Liabilities:
Convertible promissory notes – related party	3	1,426,670	–
The estimated fair value of the convertible promissory notes was based on the following significant inputs:

June 30, 2023
Risk-free interest rate	4.13%
Time to Expiration (in years)	$5.48
Expected volatility	3.50%
Exercise price	$11.50
Dividend yield	0.00%
Share Price	$10.64
Probability of transaction	70.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$–
Borrowings	900,555
Proceeds received in excess of initial fair value of convertible promissory notes	(288,221)
Change in fair value	608

Fair value as of March 31, 2023	612,942
Borrowings	1,173,397
Proceeds received in excess of initial fair value of convertible promissory notes	(375,050)
Change in fair value	15,381

Fair value as of June 30, 2023	$1,426,670

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 for the convertible promissory notes.
NOTE 9 –   SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 4, 2023, the Company entered into an engagement letter with Cohen & Company Capital Markets (“Cohen”), pursuant to which Cohen will act as capital markets advisor to the Company in connection with the initial Business Combination. The Company agreed to pay Cohen a fee of (i) $500,000 in cash payable upon the closing of the initial Business Combination, plus (ii) $1,000,000 in post-Business Combination equity, payable upon the closing of the initial Business Combination plus (iii) $1,000,000 payable in either cash or post-Business Combination equity, payable 270 calendar days following the initial Business Combination.

On July 5, 2023, the Company entered into an engagement letter with Kroll Associates, Inc. (“Kroll”), pursuant to which Kroll will provide due diligence services in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. The Company agreed to pay Kroll a retainer of $10,000, which was paid upon execution of the engagement letter.
On July 6, 2023, the Company issued a press release announcing the entry into a non-binding
letter of intent to acquire a generative AI software company subject to completion by the Company of remaining due diligence to its satisfaction, the negotiation of definitive documentation satisfactory to all parties, and final Board, applicable Board committee and shareholder approval.
On July 6, 2023, the Company and Sponsor, entered into
non-redemption
agreements (the
“Non-Redemption
Agreements”) with unaffiliated third parties (the “Investors”). Pursuant to the
Non-Redemption
Agreements, the Investors agreed not to redeem an aggregate of 3.5 million Class A ordinary shares of the Company (the
“Non-Redeemed
Shares”) in connection with the Extraordinary General Meeting held. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to the Investors an aggregate of 875,000 Class B ordinary shares of the Company held by the Sponsor immediately following consummation of an initial business combination if the Investors continue to hold such
Non-Redeemed
Shares through the Extraordinary General Meeting.
On July 14, 2023, the Company held an extraordinary general meeting of the Company’s shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments (the “Articles Amendment”) to the Articles to (i) extend the date by which the Company must consummate its initial business combination from July 18, 2023 to April 18, 2024, or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion (the “Extension”), and (ii) eliminate the limitation that the Company shall not redeem its Class A ordinary shares included as part of the units sold in the Company’s initial public offering (such shares, including any shares issued in exchange thereof, the “public shares”) that was consummated on January 18, 2022 (the “IPO”) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”).
In connection with the extraordinary general meeting called by the Company, shareholders holding an aggregate of 15,105,199 of the Company’s Class A ordinary shares exercised their right to redeem their shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately $84.2 million will remain in the trust account (based on the redemption amount of $10.66 per share).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 20, 2021 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $1,533,246, which consists of interest earned on marketable securities held in the Trust Account of $2,881,840, offset by change in fair value of convertible promissory notes related party of $15,381, interest expense on the related party convertible promissory notes of $15,558, and operating costs of $1,317,655 which mainly consists of $502,466 in legal fees, $449,870 in consulting services related to the business combination, $146,813 in prepaid insurance amortization and $218,506 in other various expenses.

For the three months ended June 30, 2022, we had a net loss of $47,560, which consists of operating costs of $360,040 offset by interest earned on marketable securities held in the Trust Account of $312,480.

For the six months ended June 30, 2023, we had a net income of $1,800,354, which consists of interest earned on marketable securities held in the Trust Account of $5,419,504, offset by change in fair value of convertible promissory notes related party of $15,989, interest expense on the related party convertible promissory notes of $17,139, and operating costs of $3,586,022 which mainly consists of $1,659,022 in legal fees, $1,236,424 in consulting services related to the business combination, $293,625 in prepaid insurance amortization and $396,951 in other various expenses.

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

As of June 30, 2023, the Company had $415,845 in its operating bank account, $244,569,240 in marketable securities held in the Trust Account, including $8,819,240 of interest income, and working capital of $366,915. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2023, cash used in operating activities was $2,189,227. Net income of $1,800,354 was affected by interest earned on marketable securities held in the Trust Account of $5,419,504 and changes in related party convertible promissory notes of $15,989. Changes in operating assets and liabilities provided $1,413,934 of cash for operating activities.

For the six months ended June 30, 2023, net cash provided by financing activities was $1,988,952 as a result of the drawdowns on the related party convertible promissory notes partially offset by the payment of offering costs of $85,000.

For the six months ended June 30, 2022, cash used in operating activities was $1,586,216. Net loss of $324,013 was affected by interest earned on marketable securities held in the Trust Account of $334,239. Changes in operating assets and liabilities used $927,964 of cash for operating activities.

For the six months ended June 30, 2022, net cash provided by financing activities was $238,298,521 which consisted of $225,400,000 from the proceeds from sale of units, $6,221 from the issuance of Class B ordinary shares, $13,550,000 from the sale of private placement warrants, and $75 as a result of draws on the promissory note partially offset by the payment of offering costs of $417,146 and payment of promissory note of $240,629.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. On January 26, 2023, the Sponsor agreed to lend the Company an aggregate of up to $375,000 for working capital purposes pursuant to a convertible promissory note. On March 29, 2023 Michael M. Andretti, William J. Sandbrook, and William M. Brown agreed to lend the Company an aggregate of up to $500,000, $500,000, and $100,000, respectively, pursuant to individual convertible promissory notes. We had drawn an aggregate of $2,073,952 under the convertible promissory notes as of June 30, 2023, which includes drawdowns of $175,000 on January 26, 2023, $725,555 on March 29, 2023, $225,001 on April 27, 2023, $234,869 on May 19, 2023 and $713,527 on June 2, 2023. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 18, 2024 (or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2024 (or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2023, we had a total of $940,000 of deferred legal fees to be paid to our legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of June 30, 2023. As of December 31, 2022 we had a total of $160,000.

On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 fee in January 2023 to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. As of June 30, 2023 the Company made a second and final payment of $450,554.

On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of June 30, 2023, the Company incurred fees totaling $51,000.

On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company recorded $200,000 to accounts payable on the condensed balance sheet.

On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company had paid Macfarlanes $472,526. The Company does expect to incur any additional costs from this agreement.

On April 12, 2023, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with a prospective initial Business Combination. The Company paid a total of $459,870 in fees in April and May 2023 to KPMG in connection with this arrangement. In connection with the engagement letter, an additional $919,740 is due and payable upon successful completion of the Business Combination with a specified target company. The fees in connection with the services rendered are expensed as incurred.

On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of June 30, 2023 the Company had not incurred any fees from MacKenzie.

On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of June 30, 2023 the Company recorded $7,175 to accrued expenses on the condensed balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory notes in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION

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

ANDRETTI ACQUISITION CORP.

Date: August 3, 2023	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)