Form 10-Q
period 2023-09-30
Andretti Acquisition Corp.
filed 2023-11-06
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-41218

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
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe
Exchange
Act).    Yes  ☒    No  ☐
As of November 6, 2023, there were 7,894,801 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ANDRETTI ACQUISITION CORP.
CONDENSED COLSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$157,413	$616,120
Prepaid expenses and other current assets	199,068	590,883

Total Current Assets	356,481	1,207,003
Prepaid insurance, long-term	—	24,469
Marketable securities held in Trust Account	85,132,545	239,149,736

TOTAL ASSETS	$85,489,026	$240,381,208

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$824,979	$30,348
Accrued interest payable – related party	41,773	—
Accrued offering costs	—	85,000

Total Current Liabilities	866,752	115,348
Convertible note—related party	1,653,337	—
Deferred legal fee	2,440,000	160,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	13,010,089	8,325,348

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 7,894,801 and 23,000,000 shares issued and outstanding at redemption value of $10.78 and $10.40 per share as of September 30, 2023 and December 31, 2022, respectively	85,132,545	239,149,736
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,654,183)	(7,094,451)

Total Shareholders’ Deficit	(12,653,608)	(7,093,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,489,026	$240,381,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation costs, professional fees and general and administrative costs	$2,652,552	$386,902	$6,238,574	$1,045,154

Loss from operations	(2,652,552)	(386,902)	(6,238,574)	(1,045,154)
Other income:
Interest earned on marketable securities held in Trust Account	1,604,659	1,071,188	7,024,163	1,405,427
Change in fair value of Convertible Promissory Notes – Related Party	(22,210)	—	(38,199)	—
Interest expense – Convertible Promissory Notes – Related Party	(24,634)	—	(41,773)	—

Other income, net	1,557,815	1,071,188	6,944,191	1,405,427
Net (loss) income	$(1,094,737)	$684,286	$705,617	$360,273

Basic and diluted weighted average shares outstanding, Class A ordinary shares	11,835,288	23,000,000	19,182,202	21,567,766

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.06)	$0.02	$0.03	$0.01

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,703,297

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.06)	$0.02	$0.03	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2023	5,750,000	$575	$—	$(7,094,451)	$(7,093,876)
Proceeds received in excess of fair value of convertible promissory notes	—	—	288,221	—	288,221
Accretion for Class A ordinary shares to redemption amount	—	—	(288,221)	(2,249,443)	(2,537,664)
Net income	—	—	—	267,108	267,108

Balance – March 31, 2023	5,750,000	575	—	(9,076,786)	(9,076,211)
Proceeds received in excess of fair value of convertible promissory note s	—	—	375,050	—	375,050
Accretion for Class A ordinary shares to redemption amount	—	—	(375,050)	(2,506,790)	(2,881,840)
Net income	—	—	—	1,533,246	1,533,246

Balance – June 30, 2023	5,750,000	575	—	(10,050,330)	(10,049,755)
Proceeds received in excess of fair value of convertible promissory notes	—	—	95,543	—	95,543
Accretion for Class A ordinary shares to redemption amount	—	—	(95,543)	(1,509,116)	(1,604,659)
Net loss	—	—	—	(1,094,737)	(1,094,737)

Balance – September 30, 2023	5,750,000	$575	$—	$(12,654,183)	$(12,653,608)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	$24,425	$(10,861)	$14,139
Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Remeasurement for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(5,574,144)	(35,290,170)
Net loss	—	—	—	(276,453)	(276,453)

Balance – March 31, 2022	5,750,000	575	—	(5,861,458)	(5,860,883)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(334,239)	(334,239)
Net loss	—	—	—	(47,560)	(47,560)

Balance – June 30, 2022	5,750,000	575	—	$(6,243,257)	(6,242,682)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,071,188)	(1,071,188)
Net income	—	—	—	684,286	684,286

Balance – September 30, 2022	5,750,000	575	—	$(6,630,159)	(6,629,584)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$705,617	$360,273
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Convertible Promissory Notes – Related Party	38,199	—
Interest earned on marketable securities held in Trust Account	(7,024,163)	(1,405,427)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	391,815	(612,572)
Prepaid insurance, long-term	24,469	(171,281)
Deferred legal fee payable	2,280,000	28,000
Accrued interest payable	41,773	—
Accrued expenses	794,631	60,063

Net cash used in operating activities	(2,747,659)	(1,740,944)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(235,750,000)
Cash withdrawn from Trust Account in connection with redemption	161,041,354	—

Net cash provided by (used in) investing activities	161,041,354	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	—	6,221
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	13,550,000
Proceeds from promissory note – Related Party	—	75
Proceeds from convertible promissory notes— Related Party	2,373,952	—
Repayment of promissory note – Related Party	—	(240,629)
Payment of offering costs	(85,000)	(417,146)
Redemption of Class A ordinary shares	(161,041,354)	—

Net cash (used in) provided by financing activities	(158,752,402)	238,298,521

Net Change in Cash	(458,707)	807,577
Cash – Beginning of period	616,120	—

Cash – End of period	$157,413	$807,577

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption amount	$7,024,163	$1,405,427

Proceeds received from convertible promissory notes in excess of initial fair value	$758,814	$—

Offering costs included in accrued offering costs	$—	$85,000

Excess fair value of Founder shares attributable to Anchor Investor	$—	$10,402,810

Remeasurement of Class A ordinary shares to redemption amount	$—	$35,290,170

Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Andretti Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 20, 2021. The Company was incorporated for the purpose of effecting a merger, consolidation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). On August 18, 2023, the Company formed Tigre Merger Sub, Inc. a wholly owned subsidiary of the Company.
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity for the period from January 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
or
24-month,
as applicable, period from the closing of the Initial Public Offering in which the Company must complete a Business Combination if the Sponsor has extended the period of time for the Company to complete a Business Combination by purchasing additional Private Placement Warrants, or (iii) such other extended time period in which the Company must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association(the “Combination Period”). At the special meeting of the Company held on July 14, 2023, shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to April 18, 2024. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
In connection with the July 14, 2023 special meeting, shareholders holding an aggregate of

15,105,199
of the Company’s Class A ordinary shares exercised their right to redeem their shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately
$
84.2

million remained in the trust account (based on the redemption amount of

$
10.66
per share).
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.
Going Concern Consideration
As of September 30, 2023, we had cash of $157,413 and working capital deficit of $510,271.
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
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 18, 2024 (or such later date as may be approved by shareholder vote), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2024 (or such later date as may be approved by shareholder vote).
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.
In connection with the July 14, 2023 special meeting, shareholders holding an aggregate of

15,105,199
of the Company’s Class A ordinary shares exercised their right to redeem their shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately
$
84.2

million remained in the trust account (based on the redemption amount of

$
10.66
per share).
Convertible Promissory Notes—Related Party
The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the condensed consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed consolidated statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
capital.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of September 30, 2023, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(736,782)	$(357,955)	$547,429	$136,857	$542,884	$162,733	$284,928	$75,345
Denominator:
Basic and diluted weighted average shares outstanding	11,835,288	5,750,000	23,000,000	5,750,000	19,182,202	5,750,000	21,567,766	5,703,297
Basic and diluted net (loss) income per ordinary share	$(0.06)	$(0.06)	$0.02	$0.02	$0.03	$0.03	$0.01	$0.01
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Recent Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13–Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
Subject to the Sponsor
Co-Investor
purchasing 100% of the Founder Shares allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold an aggregate of 1,430,923 Founder Shares to the Sponsor
Co-Investor
at their original purchase price of $.0043 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Sponsor
Co-Investor
to be $10,402,810, or $7.27 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering costs were recorded against additional paid in capital in accordance with the accounting of other offering costs.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Shares through the Extraordinary General Meeting. The transfer of these shares are contingent upon the business combination, as such no expense has been recorded as of September 30, 2023.
Administrative Support Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $45,000 and $128,710 in fees for these services, respectively.
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
Convertible Promissory Notes – Related Party
In order to finance transaction costs in connection with a Business Combination, the Company issued unsecured promissory notes (collectively, the “Notes”) to the Sponsor on January 25, 2023, Michael M. Andretti, William J. Sandbrook, and William M. Brown all on March 29, 2023 (collectively, the “Payees”), in the amounts of up to $375,000, $500,000, $500,000, and $100,000, respectively. The proceeds of the Notes, which may be drawn down from time to time until the Company consummates the initial Business Combination, will be used for general working capital purposes. The Notes bear interest of 4.50% per annum and are payable in full upon the earlier to occur of (i) the date on which the Company consummates an initial business combination or (ii) the liquidation date of the Company in accordance with its amended and restated memorandum and articles of association. A failure to pay the principal and accrued interest within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. At the election of the Payees, up to $1,500,000 of the principal amounts of the Notes may be converted into private placement warrants of the Company, with such terms as are described in the prospectus included in the registration statement on
FormS-1
(Reg.No. 333-254627)
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
At September 30, 2023, there was $2,373,952 of cumulative cash advanced under the Notes. The Notes were valued using the fair value method. The initial advances on the Notes totaling $2,373,952, consisting of draws of $175,000 at January 26, 2023, $725,555 at March 29, 2023, $225,001 at April 27, 2023, $234,869 at May 19, 2023, $713,527 at June 2, 2023 and $300,000 at August 31, 2023 were valued at $119,391 as of January 26, 2023, $492,943 as of March 29, 2023, $153,288 at April 27, 2023, $160,231 at May 19, 2023, $484,828 at June 2, 2023 and $204,457 at August 31, 2023 whereas the collective difference of $758,814 was recorded as a credit to shareholders’ deficit. The change in the fair value of the note recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, was $22,210 and $38,199, respectively, resulting in a fair value of the Notes of $1,653,337 (see Note 8).

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
On September 25, 2023, the Company received a letter from RBC Capital Markets, LLC waiving their rights to the deferred underwriting fee subject to the closing of the announced proposed business combination with Zapata Computing.
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

As such, this fee is not reflected on the Company’s condensed consolidated statements of operation or condensed consolidated balance sheets as of September 30, 2023.
On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 and $450,554
fee in January 2023 and March 2023, respectively, to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. During the three and nine months ended September 30, 2023, the Company paid $0 and
$725,554
, respective, towards this engagement and no further balance is due.
On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable
retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of September 30, 2023, the opinion was delivered as such, the Company paid $224,918. As of September 30, 2023, the Company incurred fees totaling $624,918, of which $400,000 is included in accrued expenses on the Company’s condensed consolidated balance sheets.
On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023 the Company recorded $177,500 to accounts payable on the condensed consolidated balance sheet.
On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023 the Company had paid Macfarlanes $472,526. The Company does not expect to incur any additional costs from this agreement.
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
On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of September 30, 2023 the Company incurred and paid
$26,803 of fees
to

Mackenzie
.
On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023, the Company has paid $22,754 and there are
 no accrued expenses related to this agreement on the condensed consolidated balance sheet. No further fees are expected in connection with this agreement.
On August 28, 2023, the Company entered into an engagement letter with Dentons UK and Middle East LLP (“Dentons”), pursuant to which Dentons will provide legal advising on any filings requirements as a result of the transaction in Spain or the United Kingdom. The fees in connection with the services rendered are expensed as incurred and are due upon the completion of the initial business combination. As of September 30, 2023, the Company has incurred $27,763 in fees which
are
 included in accrued expenses on the Company’s condensed consolidated balance sheets
. The Company does expect to incur any additional costs from this agreement.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

Legal Fees
As of September 30, 2023 and December 31, 2022, the Company had a total of $2,440,000 and $160,000, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which are
 included in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Engagement Letter
On July 4, 2023, the Company entered into an engagement letter with Cohen & Company Capital Markets (“Cohen”), pursuant to which Cohen will act as capital markets advisor to the Company in connection with the initial Business Combination. The Company agreed to pay Cohen a fee of (i) $500,000 in cash payable upon the closing of the initial Business Combination, plus (ii) $1,000,000 in either cash or post-Business Combination equity, payable 180 days after the closing of the initial Business Combination plus (iii) $1,000,000 payable in either cash or post-Business Combination equity, payable 270 calendar days following the initial Business Combination.
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
Non-Redemption
Agreements
On July 6, 2023, the Company and Sponsor, entered into
non-redemption
agreements (the
“Non-Redemption
Agreements”) with unaffiliated third parties (the “Investors”). Pursuant to the
Non-Redemption
Agreements, the Investors agreed not to redeem an aggregate of 3.5 million Class A ordinary shares of the Company (the
“Non-Redeemed
Shares”) in connection with the Extraordinary General Meeting held. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to the Investors an aggregate of 875,000 Class
B ordinary shares of the Company held by the Sponsor immediately following consummation of an initial business combination if the investors continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting. As a result of the transfer of the shares only occurring at the consummation of an initial business combination, no expense has been recorded as of September 30, 2023. Upon the consummation of the initial business combination, the Company will record an expense which is representative of a capital contribution from the Sponsor.
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
In connection with the July 14, 2023 special meeting, shareholders holding an aggregate of 15,105,199
of the Company’s Class A ordinary shares exercised their right to redeem their shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately
$84.2
million remained in the trust account (based on the redemption amount of
$10.66 per share).
Business Combination Agreement
On September 6, 2023, Andretti Acquisition Corp., a Cayman Islands exempted company incorporated with limited liability, entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Tigre Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Zapata Computing, Inc., a Delaware corporation (“Zapata”).
Merger Consideration
At the effective time of the Merger:

(i)
each share of Zapata’s preferred stock, par value $0.0001 per share (the “Zapata Preferred Stock”) will be converted into the right to receive a number of newly issued shares of New Parent Common Stock equal to the Per Share Preferred Stock Consideration (as defined in the Business Combination Agreement) in accordance with the terms of the Business Combination Agreement;

(ii)
each share of Zapata’s common stock, par value of $0.0001 (the “Zapata Common Stock”) will be converted into the right to receive a number of newly issued shares of New Parent Common Stock equal to the Per Share Common Stock Consideration (as defined in the Business Combination Agreement) in accordance with the terms of the Business Combination Agreement; and

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

(iii)
each option to purchase shares of Zapata’s common stock, whether or not exercisable and whether or not vested (each, a “Zapata Option”) will automatically be converted into an option to purchase, on the same terms and conditions as were applicable to such Zapata Option immediately prior to the Effective Time, including applicable vesting conditions, a number of shares of New Parent Common Stock determined in accordance with the terms of the Business Combination Agreement.

The aggregate value of the consideration that the holders of Zapata’s securities collectively shall be entitled to receive from Company in connection with the Business Combination shall not exceed $200,000,000 (calculated with each share of New Parent Common Stock deemed to have a value of $10 per share).
Other Agreements in Connection with the Business Combination Agreement:
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, SPAC, the Sponsor, and certain key equityholders of the Sponsor entered into a certain Sponsor Support Agreement, which amended and restated in its entirety that certain letter, dated January 12, 2022, by and among such parties. Pursuant to the Sponsor Support Agreement, those certain equityholders who are parties thereto agreed to: (a) vote all shares of the SPAC Common Stock beneficially owned by them (including any additional shares of SPAC Common Stock over which they acquire ownership or the power to vote) in favor of the Merger and all other transactions contemplated by the Business Combination Agreement; (b) the continued lock-up of the founder shares held by such persons for the earlier of (i) one (1) year or (ii) the date on which the post-Closing share price equals or exceeds $12 for twenty (20) trading days in a thirty (30)-trading day period commencing at least one hundred and fifty (150) days after the Closing (or in the event of a liquidation, merger or other similar event); and (c) the continued lock-up of the private placement warrants until thirty (30) days following Closing.
Additionally, the Sponsor Support Agreement provides that the Sponsor Shares are subject to certain vesting and forfeiture conditions based on: (a) the total dollar amount of cash or cash equivalents available in the Trust Account after any redemptions plus (b) the total amount of financing raised by both SPAC and Zapata (including any bridge financing raised by Zapata prior to the Closing Date) to be consummated prior to the consummation of the Merger (all such amounts, the “Closing Available Cash”) as follows:

•	If the Closing Available Cash is an amount equal to $25 million or more, then all Sponsor Shares will be fully vested;

•	If the Closing Available Cash is $10 million or less, then 30% of the Sponsor Shares will be unvested and subject to forfeiture; and

•
If the Closing Available Cash is more than $10 million but less than $25 million then the number of Sponsor Shares that will be unvested and subject to forfeiture will be determined by straight line interpolation between zero and 30% of the number of Sponsor Shares.

Any Sponsor Shares subject to vesting will become vested if, within three years of the Closing, the closing price of the New Company Common Stock on the NYSE (or other exchange or other market where the New Company Common Stock is then traded) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30 trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the unvested Sponsor Shares will be forfeited.
The vesting provisions were analyzed under ASC 480 and ASC 815 and determined equity classification was not precluded and should remain classified as permanent equity until the business combination is consummated.

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there are 7,894,801 and 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
– As of September 30, 2023 and December 31, 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023 and December 31, 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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

ANDRETTI ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$85,132,545	$239,149,736
Liabilities:
Convertible promissory notes – related party	3	1,653,337	–
The estimated fair value of the convertible promissory notes was based on the following significant inputs:

September 30, 2023
Risk-free interest rate	4.60%
Time to Expiration (in years)	5.42
Expected volatility	8.1%
Exercise price	$11.50
Dividend yield	0.00%
Share Price	$10.75
Probability of transaction	70.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$—
Borrowings	900,555
Proceeds received in excess of initial fair value of convertible promissory notes	(288,221)
Change in fair value	608

Fair value as of March 31, 2023	612,942
Borrowings	1,173,397
Proceeds received in excess of initial fair value of convertible promissory notes	(375,050)
Change in fair value	15,381

Fair value as of June 30, 2023	1,426,670
Borrowings	300,000
Proceeds received in excess of initial fair value of convertible promissory notes	(95,543)
Change in fair value	22,210

Fair value as of September 30, 2023	$1,653,337

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2023 for the convertible promissory notes.
NOTE 9 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that
the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On October 27, 2023, the Company filed the Form
S-4
registration statement in connection with the business combination with Zapata Computing, Inc. Additional information regarding the Company’s business combination with Zapata Computing, Inc., including risk factors regarding the proposed business combination, is included in the registration statement on Form S-4 filed by the Company with the SEC on October 27, 2023.
On November 1, 2023, the Company was advanced $300,000 on the Notes. The cumulative cash advanced under the Notes as of this filing was $2,673,952.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Andretti Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Andretti Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Company’s business combination with Zapata Computing, Inc., including risk factors regarding the proposed business combination, is included in the registration statement on Form S-4 filed by the Company with the SEC on October 27, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On September 6, 2023, Andretti Acquisition Corp., a Cayman Islands exempted company incorporated with limited liability, entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Tigre Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Zapata Computing, Inc., a Delaware corporation (“Zapata”).

Merger Consideration

At the effective time of the Merger:

(i)

each share of Zapata’s preferred stock, par value $0.0001 per share (the “Zapata Preferred Stock”) will be converted into the right to receive a number of newly issued shares of New Parent Common Stock equal to the Per Share Preferred Stock Consideration (as defined in the Business Combination Agreement) in accordance with the terms of the Business Combination Agreement;

(ii)

each share of Zapata’s common stock, par value of $0.0001 (the “Zapata Common Stock”) will be converted into the right to receive a number of newly issued shares of New Parent Common Stock equal to the Per Share Common Stock Consideration (as defined in the Business Combination Agreement) in accordance with the terms of the Business Combination Agreement; and

(iii)

each option to purchase shares of Zapata’s common stock, whether or not exercisable and whether or not vested (each, a “Zapata Option”) will automatically be converted into an option to purchase, on the same terms and conditions as were applicable to such Zapata Option immediately prior to the Effective Time, including applicable vesting conditions, a number of shares of New Parent Common Stock determined in accordance with the terms of the Business Combination Agreement.

The aggregate value of the consideration that the holders of Zapata’s securities collectively shall be entitled to receive from Company in connection with the Business Combination shall not exceed $200,000,000 (calculated with each share of New Parent Common Stock deemed to have a value of $10 per share).

Other Agreements in Connection with the Business Combination Agreement:

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, SPAC, the Sponsor, and certain key equityholders of the Sponsor entered into a certain Sponsor Support Agreement, which amended and restated in its entirety that certain letter, dated January 12, 2022, by and among such parties. Pursuant to the Sponsor Support Agreement, those certain equityholders who are parties thereto agreed to: (a) vote all shares of the SPAC Common Stock beneficially owned by them (including any additional shares of SPAC Common Stock over which they acquire ownership or the power to vote) in favor of the Merger and all other transactions contemplated by the Business Combination Agreement; (b) the continued lock-up of the founder shares held by such persons for the earlier of (i) one (1) year or (ii) the date on which the post-Closing share price equals or exceeds $12 for twenty (20) trading days in a thirty (30)-trading day period commencing at least one hundred and fifty (150) days after the Closing (or in the event of a liquidation, merger or other similar event); and (c) the continued lock-up of the private placement warrants until thirty (30) days following Closing.

Additionally, the Sponsor Support Agreement provides that the Sponsor Shares are subject to certain vesting and forfeiture conditions based on: (a) the total dollar amount of cash or cash equivalents available in the Trust Account after any redemptions plus (b) the total amount of financing raised by both SPAC and Zapata (including any bridge financing raised by Zapata prior to the Closing Date) to be consummated prior to the consummation of the Merger (all such amounts, the “Closing Available Cash”) as follows:

•	If the Closing Available Cash is an amount equal to $25 million or more, then all Sponsor Shares will be fully vested;

•	If the Closing Available Cash is $10 million or less, then 30% of the Sponsor Shares will be unvested and subject to forfeiture; and

•

If the Closing Available Cash is more than $10 million but less than $25 million then the number of Sponsor Shares that will be unvested and subject to forfeiture will be determined by straight line interpolation between zero and 30% of the number of Sponsor Shares.

Any Sponsor Shares subject to vesting will become vested if, within three years of the Closing, the closing price of the New Company Common Stock on the NYSE (or other exchange or other market where the New Company Common Stock is then traded) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30 trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the unvested Sponsor Shares will be forfeited.

The vesting provisions were analyzed under ASC 480 and ASC 815 and determined equity classification was not precluded and should remain classified as permanent equity until the business combination is consummated.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from January 20, 2021 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $1,094,737, which consists of change in fair value of convertible promissory notes related party of $22,210, interest expense on the related party convertible promissory notes of $24,634, and operating costs of $2,652,552 which mainly consists of $1,575,322 in legal fees, $174,008 in consulting services related to the business combination, $146,812 in prepaid insurance amortization and $756,410 in other various expenses, offset by interest earned on marketable securities held in the Trust Account of $1,604,659.

For the three months ended September 30, 2022, we had a net income of $684,286, which consists of interest earned on marketable securities held in the Trust Account of $1,071,188 offset by operating costs of $386,902, which mainly consists of $146,813 in prepaid insurance amortization, $55,774 in legal fees and $181,315 in other various expenses.

For the nine months ended September 30, 2023, we had a net income of $705,617, which consists of interest earned on marketable securities held in the Trust Account of $7,024,163, offset by change in fair value of convertible promissory notes related party of $38,199, interest expense on the related party convertible promissory notes of $41,773, and operating costs of $6,238,574 which mainly consists of $3,234,344 in legal fees, $1,410,342 in consulting services related to the business combination, $440,437 in prepaid insurance amortization and $1,153,451 in other various expenses.

For the nine months ended September 30, 2022, we had a net income of $360,273, which consists of interest earned on marketable securities held in the Trust Account of $1,405,427 offset by Operating costs of $1,045,154, which mainly consists of $415,969 in prepaid insurance amortization, $122,411 in travel expenses related to identifying a target, $239,449 in legal and accounting professional fees and $267,325 in other various expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares and the unsecured promissory note to the Sponsor entered on January 28, 2021, pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000.

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

In connection with the July 14, 2023 special meeting, shareholders holding an aggregate of 15,105,199 of the Company’s Class A ordinary shares exercised their right to redeem their shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately $84.2 million remained in the trust account (based on the redemption amount of $10.66 per share).

As of September 30, 2023, the Company had $157,413 in its operating bank account, $85,132,545 in marketable securities held in the Trust Account, which includes $4,210,835 of interest income, which is a result of $10,423,899 of interest income reduced by $6,213,064 of interest paid to redeeming shareholders and a working capital deficit of $510,271. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2023, cash used in operating activities was $2,747,659. Net income of $705,617 was affected by interest earned on marketable securities held in the Trust Account of $7,024,163 and changes in related party convertible promissory notes of $38,199. Changes in operating assets and liabilities provided $3,532,688 of cash for operating activities.

For the nine months ended September 30, 2023, net cash provided by investing activities was $161,054,354 as a result of the redemption of ordinary shares.

For the nine months ended September 30, 2023, net cash used in financing activities was $158,752,402 as a result of the drawdowns on the related party convertible promissory notes partially offset by the payment of offering costs of $85,000 and redemption of ordinary shares of $161,041,354, offset by proceeds from convertible note – related party of $2,373,952.

For the nine months ended September 30, 2022, cash used in operating activities was $1,740,944. Net income of $360,273 was affected by interest earned on marketable securities held in the Trust Account of $1,405,427. Changes in operating assets and liabilities used $695,790 of cash for operating activities.

For the nine months ended September 30, 2022, net cash used in investing activities was $235,750,000 as a result of the investment into trust from the funds associated with the initial public offering.

For the nine months ended September 30, 2022, net cash provided by financing activities was $238,298,521 which consisted of $225,400,000 from the proceeds from sale of units, $6,221 from the issuance of Class B ordinary shares, $13,550,000 from the sale of private placement warrants, and $75 as a result of draws on the promissory note partially offset by the payment of offering costs of $417,146 and payment of promissory note of $240,629.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. On January 26, 2023, the Sponsor agreed to lend the Company an aggregate of up to $375,000 for working capital purposes pursuant to a convertible promissory note. On March 29, 2023 Michael M. Andretti, William J. Sandbrook, and William M. Brown agreed to lend the Company an aggregate of up to $500,000, $500,000, and $100,000, respectively, pursuant to individual convertible promissory notes. We had drawn an aggregate of $2,373,952 under the convertible promissory notes as of September 30, 2023, which includes drawdowns of $175,000 on January 26, 2023, $725,555 on March 29, 2023, $225,001 on April 27, 2023, $234,869 on May 19, 2023, $713,527 on June 2, 2023 and $300,000 on August 31, 2023. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by April 18, 2024 (or such later date as may be approved by shareholder vote), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2024 (or such later date as may be approved by shareholder vote).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2023 and December 31, 2022, the Company had a total of $2,440,000 and $160,000, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 and $450,554 fee in January 2023 and March 2023, respectively, to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. During the three and nine months ended September 30, 2023, the Company paid $0 and $725,554, respective, towards this engagement and no further balance is due.

On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of September 30, 2023, the opinion was delivered as such, the Company paid $224,918. As of September 30, 2023, the Company incurred fees totaling $624,918, of which $400,000 is included in accrued expenses on the Company’s condensed consolidated balance sheets.

On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023 the Company recorded $177,500 to accounts payable on the condensed consolidated balance sheet.

On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023 the Company had paid Macfarlanes $472,526. The Company does not expect to incur any additional costs from this agreement.

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

On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of September 30, 2023 the Company incurred and paid $26,803 of fees from Mackenzie.

On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of September 30, 2023, the Company has paid $22,754 and there is no accrued expenses related to this agreement on the condensed consolidated balance sheet. No further fees are expected in connection with this agreement.

On August 28, 2023, the Company entered into an engagement letter with Dentons UK and Middle East LLP (“Dentons”), pursuant to which Dentons will provide legal advising on any filings requirements as a result of the transaction in Spain or the United Kingdom. The fees in connection with the services rendered are expensed as incurred and are due upon the completion of the initial business combination. As of September 30, 2023, the Company has incurred $27,763 in fees which is included in accrued expense on the Company condensed consolidated balance sheets. The Company does expect to incur any additional costs from this agreement.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On September 25, 2023, the Company received a letter from RBC Capital Markets, LLC waiving their rights to their portion of the deferred underwriting fee subject to the closing of the announced proposed business combination with Zapata Computing.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the condensed consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed consolidated statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory notes in the condensed consolidated statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A: Risk Factors

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risk factors described in our annual report on Form 10-K for the fiscal year ended December 21, 2022 filed with the SEC on March 22, 2023 (the “Annual Report”). Additional information regarding the Company’s business combination with Zapata Computing, Inc., including risk factors regarding the proposed business combination, is included in the registration statement on Form S-4 filed by the Company with the SEC on October 27, 2023. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in the Annual Report.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Zapata Computing, Inc. (incorporated by reference to Exhibit 2.1 filed to the registration statement on Form S-4 filed by the Company on October 27, 2023).

3.1	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 filed to the registration statement on Form S-4 filed by the Company on October 27, 2023).

10.1	Form of Stockholder Support Agreement (Individual - Common Stock) (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.2	Form of Stockholder Support Agreement (Entity - Preferred Stock) (incorporated by reference to Exhibit 10.2 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.3	Amended and Restated Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 filed to the registration statement on Form S-4 filed by the Company on October 27, 2023).

10.4	Form of Lock-Up Agreement (Common Stockholders) (incorporated by reference to Exhibit 10.4 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.5	Form of Lock-Up Agreement (Preferred Stockholders) (incorporated by reference to Exhibit 10.5 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.7	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on July 6, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRETTI ACQUISITION CORP.

Date: November 6, 2023	By:	/s/ William J. Sandbrook
	Name:	William J. Sandbrook
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)