Form 10-K
period 2023-12-31
Andretti Acquisition Corp.
filed 2024-03-26
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐
NO
 ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). YES ☒ NO ☐
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant was $244,720,000.
As of December 31, 2023, there were 7,894,801 Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: Los Angeles, CA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

On July 6, 2023, the Company and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties (the “Investors”). Pursuant to the Non-Redemption Agreements, the Investors agreed not to redeem an aggregate of 3.5 million Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the July 2023 Extraordinary General Meeting (as defined below). In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, our sponsor has agreed to transfer to the Investors an aggregate of 875,000 Class B ordinary shares immediately following consummation of an initial business combination if the Investors held such Non-Redeemed Shares through the July 2023 Extraordinary General Meeting.

On July 14, 2023, we held an extraordinary general meeting of our shareholders (the “July 2023 Extraordinary General Meeting”). At the July 2023 Extraordinary General Meeting, our shareholders approved amendments to the amended and restated memorandum and articles of association to (i) extend the date by which we must consummate an initial business combination from July 18, 2023 to April 18, 2024, or such later date as may be approved by shareholder vote, and (ii) eliminate the limitation that we not redeem Class A ordinary shares included as part of the units sold in the IPO to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation”).

In connection with the July 2023 Extraordinary General Meeting, shareholders holding an aggregate of 15,105,199 Class A ordinary shares exercised their right to redeem such shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately $85.13 million remained in the trust account as of September 30, 2023.

Initial Business Combination

On September 6, 2023, we entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Tigre Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Zapata Computing, Inc., a Delaware corporation (“Zapata”). Our shareholders approved the Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) and the change of the SPAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware at an extraordinary general meeting of stockholders held on February 13, 2024.

Pursuant to the terms of the Business Combination Agreement, the Business Combination will be effected through the Business Combination of Merger Sub with and into Zapata, whereupon the separate corporate existence of Merger Sub will cease and Zapata will become the surviving company (the “Surviving Company”) and a wholly owned subsidiary of the Company. In connection with the Domestication, the Company will change its name from Andretti Acquisition Corp. to Zapata Computing Holdings Inc.

This Annual Report does not reflect the consummation of the Business Combination which, as of the date hereof, has not yet occurred.

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

Periodic Reporting and Financial Information

Our securities are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

Legal Proceedings

As of December 31, 2023, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months ended December 31, 2023.

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

Our sponsor, sponsor co-investor, officers, directors and special advisor have agreed that we must complete our initial business combination within the completion window. Unlike some other similar blank check companies, we will have only until the end of the completion window to consummate an initial business combination. We may not be able to find a suitable target business and complete our initial business combination within completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the United States and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally. Additionally, widespread damage to the global economy as a whole (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

If third parties bring claims against us or the Surviving Company, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per share.

Our placement of funds in the trust account may not protect those funds from third party claims against us or the Surviving Company. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, including the Surviving Company, and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit the holders of Class A ordinary shares, there is no guarantee that they will execute such agreements or even, if they execute such agreements, that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. RBC Capital Markets, LLC did not and will not execute an agreement with the Company waiving such claims to the monies held in the trust account, although it has waived its deferred underwriting fees in connection with the Business Combination.

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

In order to protect the amounts held in the trust account, in the event of the liquidation of the trust account upon the failure of the Company to consummate Business Combination or another initial business combination on or before April 18, 2024, the sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the sponsor’s only assets are securities of ours. Therefore, we cannot assure you that the sponsor would be able to satisfy those obligations. None of the our officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to the holders of Class A ordinary shares.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and the sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to the holders of Class A ordinary shares may be reduced below $10.25 per share.

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

The net proceeds from the Initial Public Offering and the sale of the private placement warrants provided us with $227,700,000 for use to complete our initial business combination (after taking into account the $8,050,000 of deferred underwriting commissions being held in the trust account and the expenses of the Initial Public Offering). In connection with the July 2023 Extraordinary General Meeting, shareholders holding an aggregate of 15,105,199 Class A ordinary shares exercised their right to redeem such shares prior to the redemption deadline on July 12, 2023. Following the withdrawals from the trust account in connection with such redemptions, approximately $85.13 million remained in the trust account for us to complete our initial business combination.

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

Neither the amended and restated memorandum and articles of association nor the Business Combination Agreement provide a specified maximum redemption threshold. In fact, in connection with the extension of the time period in which the Company can complete a merger, approved by our shareholders on July 14, 2023, we eliminated from the amended and restated memorandum and articles of association the limitation that we not redeem public shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001. In addition, the Business Combination Agreement does not provide a maximum redemption threshold. As a result of these conditions, we will be able to complete the Business Combination even if a substantial majority of the holders of Class A ordinary shares redeem their shares.

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

On January 28, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On March 2, 2021, our sponsor transferred 30,000 founder shares to Cassandra S. Lee and 25,000 founder shares to each of Zakary C. Brown, James W. Keyes, Gerald D. Putnam and John J. Romanelli, resulting in our sponsor holding 7,057,500 founder shares. On November 17, 2021, our sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, thereby reducing the aggregate number of Class B ordinary shares held by our sponsor to 5,620,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and our sponsor co-investor have committed, pursuant to written agreements, to purchase an aggregate of 13,550,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per private placement warrant ($13,550,000 in the aggregate), in a private placement that closed simultaneously with the closing of the IPO. If we do not consummate an initial business within the completion window, the private placement warrants will expire worthless. The direct and indirect personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as April 18, 2024 nears, which is the deadline for our consummation of an initial business combination (unless such deadline is extended by shareholder vote).

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined below) of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election with respect to their Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

A “U.S. holder” is a beneficial owner that is, for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•

a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•

a trust, if (i) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more “United States persons” (within the meaning of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) have the authority to control all substantial decisions of the trust, or (ii) the trust has validly elected to be treated as a United States person.

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

An investment in this Company may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on these systems could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

The Domestication may result in adverse tax consequences for holders of Class A ordinary shares or Class B ordinary shares (the “Company Shares”) and holders of private placement warrants or public warrants (the “Company Warrants”).

U.S. holders may be subject to U.S. federal income tax as a result of the Domestication. The Domestication should qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code for U.S. federal income tax purposes. However, due to the absence of direct guidance on the application of Section 368(a)(1)(F) to a statutory conversion of a corporation holding only investment-type assets such as the Company, this result is not entirely clear.

Assuming the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, U.S. holders of Company Shares will be subject to Section 367(b) of the Code, and as a result:

•

a U.S. holder of Company Shares whose Company Shares have a fair market value of less than $50,000 on the date of the Domestication should not recognize any gain or loss and generally should not be required to include any part of the Company’s earnings in income pursuant to the Domestication;

•

a U.S. holder of Company Shares whose Company Shares have a fair market value of $50,000 or more on the date of the Domestication, but who on the date of the Domestication owns (actually and constructively) less than 10% of the total combined voting power of all classes of Company Shares entitled to vote and less than 10% of the total value of all classes of Company Shares will generally recognize gain (but not loss) with respect to the Domestication, as if such U.S. holder exchanged its Company Shares for common stock of the Surviving Company (“Surviving Company Common Stock”) in a taxable transaction. As an alternative to recognizing gain, such U.S. holders may file an election to include in income as a dividend the “all earnings and profits amount” (as defined in the U.S. Treasury regulations (the “Treasury Regulations)” issued under Section 367 of the Code) attributable to their Company Shares, provided certain other requirements are satisfied. The Company does not expect that cumulative earnings and profits will be material at the time of Domestication; and

•

a U.S. holder of Company Shares who on the date of the Domestication owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of Company Shares entitled to vote or 10% or more of the total value of all classes of Company Shares will generally be required to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulations issued under Section 367 of the Code) attributable to its Company Shares. Any such U.S. holder that is a corporation may, under certain circumstances, effectively be exempt from taxation on a portion or all of the deemed dividend pursuant to Section 245A of the Code. The Company does not expect that cumulative earnings and profits will be material at the time of the Domestication.

Furthermore, if the Domestication qualifies as a reorganization under Section 368(a)(1)(F) of the Code, a U.S. holder of Company Shares or Company Warrants may, in certain circumstances, still recognize gain (but not loss) upon the exchange of Company Shares or Company Warrants for Surviving Company Common Stock or private placement or public warrants of the Surviving Company (“Surviving Company Warrants”) pursuant to the Domestication under the passive foreign investment company (“PFIC”) rules of the Code. Proposed Treasury

Regulations with a retroactive effective date have been promulgated under Section 1291(f) of the Code which generally require that a U.S. person who disposes of stock of a PFIC (including rights to acquire stock of a PFIC, such as the Company Warrants) must recognize gain equal to the excess, if any, of the fair market value of the Surviving Company Common Stock or Surviving Company Warrants received in the Domestication and the U.S. holder’s adjusted tax basis in the corresponding Company Shares or Company Warrants surrendered in exchange therefor, notwithstanding any other provision of the Code. Because the Company is a blank check company with no current active business, and based upon the composition of its income (i.e., interest) and assets (i.e., cash) and upon a review of its financial statements, we believe that it is likely that the Company is classified as a PFIC for U.S. federal income tax purposes. As a result, the relevant proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. holder of Company Shares who has not made certain tax elections with respect to its Company Shares or a U.S. holder of Company Warrants to recognize gain on the exchange of such shares or warrants for shares or warrants of the Surviving Company pursuant to the Domestication. It is not possible to determine at this time whether, in what form and with what effective date final Treasury Regulations under Section 1291(f) of the Code will be adopted. Each U.S. holder of Company Shares or Company Warrants is urged to consult its own tax advisor concerning the application of the PFIC rules of the Code, including the proposed Treasury Regulations, to the exchange of Company Shares and Company Warrants for Surviving Company Common Stock and Surviving Company Warrants pursuant to the Domestication.

Additionally, the Domestication may cause non-U.S. holders (as defined below) to become subject to U.S. federal withholding taxes on any dividends paid in respect of such non-U.S. holder’s Surviving Company Common Stock after the Domestication.

A “non-U.S. holder” is a beneficial owner of Surviving Company Common Stock or Surviving Company Warrants that is, for U.S. federal income tax purposes:

•	a non-resident alien individual;

•	a foreign corporation; or

•	an estate or trust that is not a U.S. holder.

Such term, however, generally does not include an individual who is present in the United States for 183 days or more in the taxable year of disposition. If you are such an individual, you are urged to consult your tax advisor regarding the U.S. federal income tax consequences of the sale or other disposition of Surviving Company Common Stock or Surviving Company Warrants.

If the Domestication fails to qualify as a reorganization under Section 368(a)(1)(F) of the Code, a U.S. holder generally would recognize gain or loss with respect to its Company Shares and Company Warrants in an amount equal to the difference between the fair market value of Surviving Company Common Stock and Surviving Company Warrants received in the Domestication and the U.S. holders adjusted tax basis in its Company Shares and Surviving Company Warrants surrendered in the Domestication.

Furthermore, because the Domestication will occur immediately prior to any redemption of Company Shares by U.S. holders, U.S. holders exercising their redemption rights will be subject to the potential tax consequences of the Domestication.

The tax consequences of the Domestication are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors for a full description and understanding of the tax consequences of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws.

We may be subject to a new 1% U.S. federal excise tax in connection with any redemptions of Company Shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax (the “Excise Tax”) on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The Excise Tax will apply to repurchases occurring in 2023 and beyond. Because we will be a Delaware corporation and our securities are expected to trade on the NYSE, if any redemptions occur after the Domestication such that we redeem shares of Surviving Company Common Stock, we currently expect that we would be subject to the Excise Tax with respect to such redemptions occurring on a date after December 31, 2022 that are treated as repurchases for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the repurchased stock at the time of the repurchase. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change. As the Company is not a United States Domestic Company, all redemptions that occur until Domestication are not subject to the Excise Tax.

The extent of the Excise Tax that we may incur would depend on a number of factors, including the fair market value of the Surviving Company Common Stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any forthcoming regulations and other guidance from the U.S. Department of the Treasury that may be issued and applicable to such redemptions. In addition, the amount of Excise Tax imposed with respect to repurchases of stock by a repurchasing corporation may be reduced by the fair market value of stock issued by the repurchasing corporation during the same taxable year. Absent the issuance of applicable guidance to the contrary, we currently expect that this reduction would be available with respect to any redemptions of Surviving Company Common Stock by us and the issuance of Surviving Company Common Stock by us to stockholders in connection with the Merger. It is possible, however, that applicable guidance is issued that would prevent or limit the potential application of this rule to such issuance and redemptions or that the applicable fair market values are such that such issuance may not be able to fully offset the redemptions for purposes of this rule.

The Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax, if any, could reduce the amount of cash available to us for effecting redemptions, and could reduce the cash on hand for us to fund operations and to make distributions to shareholders.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Since our IPO, our sole business activities have been identifying and evaluating suitable acquisition transaction candidates. We do not operate any enterprise information technology systems of our own and have only a limited number of personnel. Our cybersecurity risk is assessed and managed by our management team, who limit the persons who have authorized access to our online accounts and limit the vendors whose services we utilize to a small number of reputable service providers. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

Although there are a larger number of beneficial owners, at February 1, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our public warrants.

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

On December 19, 2023, the Company and Zapata entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has agreed to purchase from the Company (the “Purchase Agreement”), at the option of the Company, up to $75,000,000 of shares of common stock from time to time over a 36-month period. The Purchase Agreement is subject to certain limitations including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the Purchase Agreement (the “Lincoln Park Registration Statement”). In connection with the Purchase Agreement, the Company and Zapata also entered into a Registration Rights Agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company has agreed to file the Lincoln Park Registration Statement with the SEC within forty-five (45) days following the closing of the Business Combination.

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

Unless otherwise indicated, references in this section to the terms the “Company,” “we,” “our” and “us” refer to the Company prior to the Business Combination and the term “Zapata” refers to Zapata prior to the Business Combination. The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of the Company prior to the Business Combination because the Business Combination was consummated after the period covered by the financial statements included in this Annual Report. Accordingly, the historical financial information included in this Annual Report, unless otherwise indicated or as the context otherwise requires, is that of the Company prior to the Business Combination.

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

Merger Consideration

At the effective time of the Business Combination:

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

Other Agreements in Connection with the Business Combination Agreement:

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, SPAC, the Sponsor, and certain key equity holders of the Sponsor entered into a certain Sponsor Support Agreement, which amended and restated in its entirety that certain letter, dated January 12, 2022, by and among such parties. Pursuant to the Sponsor Support Agreement, those certain equity holders who are parties thereto agreed to: (a) vote all shares of the SPAC Common Stock beneficially owned by them (including any additional shares of SPAC Common Stock over which they acquire ownership or the power to vote) in favor of the Business Combination and all other transactions contemplated by the Business Combination Agreement; (b) the continued lock-up of the founder shares held by such persons for the earlier of (i) one (1) year or (ii) the date on which the post-Closing share price equals or exceeds $12 for twenty (20) trading days in a thirty (30)-trading day period commencing at least one hundred and fifty (150) days after the Closing (or in the event of a liquidation, merger or other similar event); and (c) the continued lock-up of the private placement warrants until thirty (30) days following Closing.

Additionally, the Sponsor Support Agreement provides that the Sponsor Shares are subject to certain vesting and forfeiture conditions based on: (a) the total dollar amount of cash or cash equivalents available in the Trust Account after any redemptions plus (b) the total amount of financing raised by both SPAC and Zapata (including any bridge financing raised by Zapata prior to the Closing Date) to be consummated prior to the consummation of the Business Combination (all such amounts, the “Closing Available Cash”) as follows:

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

On December 19, 2023, Andretti and Zapata entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has agreed to purchase from the Surviving Company, at the option the Surviving Company, up to $75,000,000 of shares of common stock, par value $0.0001 per share, of the Surviving Company (“New Company Common Stock”) from time to time over a 36-month period following the closing of the Business Combination (the “Closing”) and upon the satisfaction of certain other conditions set forth in the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement is subject to certain limitations including, but not limited to, the filing and effectiveness of the registration statement covering shares of New Company Common Stock that are issuable to Lincoln Park under the Lincoln Park Purchase Agreement (the “Lincoln Park Registration Statement”). Pursuant to the Lincoln Park Purchase Agreement, the Surviving Company will pay Lincoln Park a commitment fee of $1,687,500 (the “Commitment Fee”) as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $562,500 in shares of New Company Common Stock and (ii) on the business day prior to the filing of the Lincoln Park Registration Statement, the Surviving Company may elect to pay the remaining $1,125,000 amount of the Commitment Fee in either cash or shares of New Company Common Stock. The Lincoln Park Purchase Agreement further provides that the Surviving Company may not issue any securities pursuant to the Lincoln Park Purchase Agreement if such issuance would reasonably be expected to result in a violation of the U.S. Securities Act of 1933, as amended (the “Securities Act”) or a breach of the rules and regulations of the principal market on which the New Company Common Stock is traded.

In connection with the Lincoln Park Purchase Agreement, on December 19, 2023, Andretti and Zapata also entered into a Registration Rights Agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park, pursuant to which the Surviving Company has agreed to file the Lincoln Park Registration Statement with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days following the Closing.

Results of Operations

Our only activities from January 20, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $862,919, which consists of operating costs of $8,349,476, change in fair value of convertible promissory note – related party of $599,222 and interest expense - convertible promissory note of $70,918 offset by interest earned on marketable securities held in the Trust Account of $8,156,697.

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

As of December 31, 2023, the Company had $161,224 in its operating bank account, $86,265,079 in marketable securities held in the Trust Account, which includes $5,343,369 of interest income, which is a result of $11,556,433 of interest income reduced by $6,213,064 of interest paid to redeeming shareholders and a working capital deficit of $750,318. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the year ended December 31, 2023, cash used in operating activities was $3,043,848. Net loss of $862,919 was affected by change in fair value of convertible promissory note – related party of $599,222 and interest expense - convertible promissory note of $70,918 offset by interest earned on marketable securities held in the Trust Account of $8,156,697. Changes in operating assets and liabilities provided $5,376,546 of cash for operating activities.

For the year ended December 31, 2023, net cash provided by investing activities was $161,054,354 as a result of the redemption of ordinary shares.

For the year ended December 31, 2023, net cash used in financing activities was $158,452,402 as a result of the drawdowns on the related party convertible promissory notes partially offset by the payment of offering costs of $85,000 and redemption of ordinary shares of $161,041,354, offset by proceeds from convertible note – related party of $2,673,952.

For the year ended December 31, 2022, cash used in operating activities was $1,932,401. Net income of $1,890,290 was affected by interest earned on marketable securities held in the Trust Account of $3,399,736. Changes in operating assets and liabilities used $422,955 of cash for operating activities.

For the year ended December 31, 2022, net cash used in investing activities was $235,750,000 as a result of the investment of cash into trust account.

For the year ended December 31, 2022, net cash provided by financing activities was $238,298,521 as a result of the proceeds from issuance of Class B ordinary share to Sponsor of $6,221, proceeds from sale of units, net of underwriting discounts paid of $225,400,000, proceeds from sale of Private Placements Warrants of $13,550,000 and proceeds from promissory note - related party of $75 offset by repayment of promissory note - related party of $240,629 and payment of offering costs of $417,146.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. On January 26, 2023, the Sponsor agreed to lend the Company an aggregate of up to $375,000 for working capital purposes pursuant to a convertible promissory note. On March 29, 2023 Michael M. Andretti, William J. Sandbrook, and William M. Brown agreed to lend the Company an aggregate of up to $500,000, $500,000, and $100,000, respectively, pursuant to individual convertible promissory notes. We had drawn an aggregate of $2,673,952 under the convertible promissory notes as of December 31, 2023, which includes drawdowns of $175,000 on January 26, 2023, $725,555 on March 29, 2023, $225,001 on April 27, 2023, $234,869 on May 19, 2023, $713,527 on June 2, 2023, $300,000 on August 31, 2023 and $300,000 on November 1, 2023. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of December 31, 2023 and 2022, the Company had a total of $4,040,000 and $160,000, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of December 31, 2023 and 2022, respectively.

On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 and $450,554 fee in January 2023 and March 2023, respectively, to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. During the year ended December 31, 2023, the Company paid $725,554 towards this engagement and no further balance is due.

On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of December 31, 2023, the opinion was delivered as such, the Company paid $224,918. As of December 31, 2023, the Company incurred fees totaling $624,918, of which $400,000 is included in accrued expenses on the Company’s consolidated balance sheets.

On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023 the Company recorded $155,000 to accounts payable on the consolidated balance sheet.

On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023 the Company had paid Macfarlanes $472,526. The Company does not expect to incur any additional costs from this agreement.

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

On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of December 31, 2023 the Company incurred and paid $26,803 of fees from Mackenzie.

On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023, the Company has paid $22,754 and there is no accrued expenses related to this agreement on the consolidated balance sheet. No further fees are expected in connection with this agreement.

On August 28, 2023, the Company entered into an engagement letter with Dentons UK and Middle East LLP (“Dentons”), pursuant to which Dentons will provide legal advising on any filings requirements as a result of the transaction in Spain or the United Kingdom. The fees in connection with the services rendered are expensed as incurred and are due upon the completion of the initial business combination. As of December 31, 2023, the Company has incurred $27,763 in fees which is included in accrued expense on the Company consolidated balance sheets. The Company does expect to incur any additional costs from this agreement.

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

On November 7, 2023, the Company entered into a letter agreement with MacKenzie, pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting in connection with the approval of the Zapata Business Combination. The Company agreed to pay MacKenzie a fee of $17,500 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of December 31, 2023, the Company accrued $5,000 of fees to Mackenzie which would be due should the Extraordinary General Meeting not occur.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

Convertible Promissory Notes—Related Party

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the consolidated statements of operations. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory notes in the consolidated statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
(a) None.
(b) None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Title
William J. Sandbrook	66	Co-Chief Executive Officer and Chairman
Michael M. Andretti	61	Co-Chief Executive Officer and Director
William M. Brown	59	President and Chief Financial Officer
Zakary C. Brown	52	Director
James W. Keyes	69	Director
Cassandra S. Lee	55	Director
Gerald D. Putnam	65	Director
John J. Romanelli	66	Director
Michael M. Andretti
has served as
the Company’s Co-Chief Executive Officer
and a member of the Company Board since January 2021. He is a world-renowned racecar driver and has won more Champ Car World Series races than any other driver in its history. He was crowned champion in 1991 and is now a successful IndyCar team owner. Andretti has 42 race victories, the most in the CART era and fourth-most of all time. After retiring from active racing, Andretti has owned Andretti Autosport, a team that has won four IndyCar Series championships and five Indianapolis 500 races. Two years after his father, legendary racecar driver Mario Andretti, clinched the 1978 World Championship, Michael began his own racing career. He initially competed in Formula Ford and claimed victory in the 1982 SCCA Super Vee Championship with a Ralt RT5. Afterward, he raced in Formula Atlantic in 1983 and had his debut at Le Mans in the same year, finishing third in that race. Michael was named
Co-Rookie
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
William J. (Bill) Sandbrook
has served as the Company’s
Co-Chief
Executive Officer and the chairman of the board of directors since January 2021. Bill has extensive corporate management experience, serving as the President, Chief Executive Officer and chairman of the board of directors of U.S. Concrete. Bill joined U.S. Concrete in 2011 as the President and Chief Executive Officer and spearheaded turnaround efforts, selling off low-margin
units and refocusing U.S. Concrete on its core competencies. Under his leadership, U.S. Concrete became a top producer in North America and made more than 35 acquisitions, and sales grew by nearly 3.5x. U.S. Concrete held leading market positions in New York, Philadelphia, San Francisco, Dallas-Fort Worth and Washington, D.C. During his time heading U.S. Concrete, Bill worked with Matt Brown, who was the Senior Vice President and Chief Financial Officer from 2012 to 2015. In June 2023, he joined the Board of Knife River Corporation (NYSE: KNF) where he is a member of the Audit and Nominating and Governance Committees.
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
William M. (Matt) Brown
has served as the Company’s Chief Financial Officer since January 2021 and the Company’s President since 2022. Matt has deep experience leading public and private companies, working across capital markets, executing mergers and acquisitions and transforming businesses to create shareholder value. Prior to joining the Company in 2021, Matt formerly served as the Chief Financial Officer of Rocky Mountain Industrials, Inc., an early-stage aggregates and distribution logistics company focused on the Rocky Mountain region, from 2020 to 2021. Previously, he was the Executive Vice President and Chief Financial Officer of Forterra, a billion-dollar manufacturer of drainage and water pipe. From 2012 through 2015, Matt served as the Senior Vice President and Chief Financial Officer of U.S. Concrete, where he worked together with Bill Sandbrook. From 2007 through 2012, he served as the Treasurer and Executive Assistant to the Chief Executive Officer, and from 2005 through 2007, as the Treasurer of Drummond Company, Inc., a multibillion-dollar international coal producer. From 1999 through 2005, Matt served in the investment banking department of Citigroup Global Markets Inc., including as a Vice President in the basic industries coverage group. There he led both buy-side
and sell-side M&A transactions as well as capital markets offerings of a variety of debt and equity securities. From 1988 through 1997, Matt served in the United States Navy as a SEAL Officer. He holds a Master of Business Administration degree from The Wharton School of the University of Pennsylvania and a Bachelor of Science degree in Mechanical Engineering from the United States Naval Academy.
Zakary C. (Zak) Brown
serves as a member of the Company Board. Zak is the Chief Executive Officer of McLaren Racing. At McLaren, he has overall responsibility for the business, including strategic direction, operational performance, marketing and commercial development. He is also the co-founder
and Chairman of United Autosports, an auto sport company based in the United Kingdom that competes in different sports prototype categories across the world, including Virgin Australia Supercars where they are partnered with Andretti through their team Walkinshaw Andretti United. Born and raised in California, Zak raced professionally around the world for 10 years before developing his skills in motorsport’s business and commercial worlds. In 1995, he founded JMI, which grew to become the largest and most successful motorsport marketing agency in the world. When JMI was acquired by CSM Sport & Entertainment, a division of Chime Communications, in 2013, Zak became the Chief Executive Officer. He then relinquished the position of the Chief Executive Officer to embark on his journey at McLaren in the winter of 2016. A passionate racer, collector and enthusiast, Zak is also a former member of the board of directors of Cosworth Engineering and a former chairman of the board of directors of Motorsport Network.
James W. (Jim) Keyes
serves as a member of the Company Board. Jim has over 30 years of experience in retail, consumer products and aerospace. Jim has been the chairman of the board of directors of Key Development, LLC since 2005. Jim formerly served as the chairman of the board of directors of Wild Oats Marketplace, a producer of natural and organic food. During his time at Wild Oats Marketplace, it acquired 180 Fresh & Easy stores from Tesco and developed a strategic partnership with Walmart. Previously, he served in roles of the chairman of the board of directors and Chief Executive Officer at Blockbuster, where he helped the company to survive the financial market collapse in 2008 through successful restructuring and sale to Dish Networks. Prior to that, Jim spent over 20 years in executive roles at 7-Eleven, including as
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
Cassandra S. (Cassie) Lee
serves as a member of the Company Board. Cassie is an experienced financial leader with extensive experience in the technology industry. Since 2021, Cassie has served as the Chief Audit Executive for AT&T, where she is responsible for risk assessment, validation of risk mitigation strategies and ensuring that significant business processes are followed across the firm. In her previous role as Chief Financial Officer for AT&T’s Network and Technology Organizations, Cassie was responsible for all financial operations of network construction, engineering and operations, technology development, security operations and global supply chain. She has spent three decades at AT&T, gaining deep experience in all areas of the business. She currently serves on the board of directors of Nisource, a utility company. Cassie earned a Bachelor of Professional Accountancy degree from Mississippi State University and is a member of the Mississippi Society of Certified Public Accountants. She served in the Mississippi Army National Guard and is a U.S. Army Veteran.
Gerald D. (Jerry) Putnam
serves as a member of the Company Board. Gerry has decades of experience in the financial services industry, both in management roles and on corporate boards of directors. He has served as the chairman of the board of directors and Chief Executive Officer of TruMarx Data Partners Inc. from 2011 to 2012. Prior to that, he was the Senior Advisor of Corporate Strategy, Technology Integration and Derivative Products of NYSE Euronext Inc. from 2007 until 2008 and the
President and Co-Chief Operating Officer
of NYSE Euronext Inc. from 2006 to 2007. Prior to the merger of NYSE Group, Inc. and Euronext, Jerry was the
President and Co-Chief Operating Officer
of NYSE Group, Inc. from 2006 to 2007. A highly successful entrepreneur, he founded Archipelago Holdings, an electronic communications network, in 1997. He served as the Chief Executive Officer and the chairman of the board of directors of Archipelago Holdings, leading a $150 million initial public offering in 2004, and then the company’s sale to NYSE in 2006 for nearly $3 billion. Before founding Archipelago Holdings, Jerry had founded Terra Nova Financial, LLC and served as the President from 1994 until 1999. Jerry has served on multiple boards of directors, including SIAC, OptionsHouse LLC, Greenplum, Inc., FX Alliance, LLC, TruMarx Data Partners, Inc. and MediaCrossing. In recognition of his many accomplishments, Jerry was selected as one of Time Magazine’s innovators of the 21st century and was a recipient of the Chicago Innovation Visionary Award. He received his undergraduate degree from The Wharton School of the University of Pennsylvania.
John J. Romanelli
serves as a member of the Company Board. John is an experienced corporate finance executive with transactional and client coverage experience, and has advised boards of directors, chief executive officers and chief financial officers on a wide variety of strategic and financial matters. John is skilled with initial public offerings, acquisition financing, messaging and investor relations and strategic transactions. Additionally, he possesses a keen understanding of participants in the special purpose acquisition companies market and public company governance and responsibilities. Since 2007, John has served as the Founder and Managing Partner at Seahawk Advisory Corp., an advisory boutique. He has advised private and public companies on a variety of strategic and financial transactions, including restructuring, M&A, investor relations strategies, growth capital and strategies, capital structure and strategic alternatives. Seahawk Advisory Corp. worked on a wide range of issues and transactions with Bill Sandbrook prior to the Company, including numerous acquisitions. Prior to Seahawk Advisory Corp., John was a Senior Managing Director in the Strategic Finance group at Bear Stearns & Co., and spent over 20 years in investment banking at Bear Stearns & Co., The First Boston Corporation / Credit Suisse First Boston and Prudential-Bache Securities. John holds an MBA in Finance from The Wharton School at the University of Pennsylvania and a BBA in Finance from the University of Notre Dame. He is also a Co-Founder of the
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
and the Library of Congress in Washington, DC honored him as one of its
Living Legends
.
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
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The first class of directors, consisting of Zakary C. Brown and William J. Sandbrook, were re-elected
in 2023. The term of office of the second class of directors, consisting of Michael M. Andretti, Cassandra S. Lee and Gerald D. Putnam, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of James W. Keyes and John J. Romanelli, will expire at our third annual general meeting.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the twelve months ended December 31, 2023, there were no delinquent filers.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2024, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Andretti Sponsor LLC (our sponsor) (2)(3)	4,189,077	30.7%
SOL Verano Blocker 1, LLC (2)	1,430,923	10.5%
Michael M. Andretti (3)	—	—
William M. Brown (3)	—	—
Zakary C. Brown (2)	25,000	*
James W. Keyes (2)	25,000	*
Cassandra S. Lee (2)	30,000	*
Gerald D. Putnam (2)	25,000	*
John J. Romanelli (2)	25,000	*
William J. Sandbrook (3)	—	—
All officers and directors as a group (8 individuals)	130,000	*
First Trust Merger Arbitrage Fund (4)	1,980,000	25.1%
Sculptor Capital LP (5)	1,000,000	12.7%
Radcliffe Capital management, L.P. (6)	637,652	8.1%
Glazer Capital, LLC (7)	543,937	6.9%
Walleye Capital LLC (8)	591,580	7.5%
Wolverine Asset Management, LLC (9)	398,552	5.1%
Cowen and Company, LLC (10)	569,389	7.2%
Hudson Bay Capital Management LP (11)	646,078	8.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 7615 Zionsville Road, Indianapolis, Indiana 46268.
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

(4)
According to Schedule 13G, filed on September 11, 2023 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), the business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. As of August 31, 2023, VARBX owned 980,000 shares of the outstanding Ordinary Shares of the Issuer, while FTCM, FTCS and Sub GP collectively owned 1,000,000 shares of the outstanding Ordinary Shares of the Issuer. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the shares of SPAC Class A Common Stock reported above. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any shares of SPAC Class A Common Stock for their own accounts..

(5)
According to Schedule 13G/A, filed on February 14, 2023 by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP
(“Sculptor-II”),
Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC
(“SCHC-II”),
Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) and Sculptor SC II LP (“NJGC”). The address of the principal business offices of Sculptor,
Sculptor-II,
SCHC,
SCHC-II,
SCU, SCMF, NRMD, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019. Sculptor is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor and
Sculptor-II
serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the shares of SPAC Class A Common Stock in the Accounts managed by Sculptor and
Sculptor-II.
SCHC-II
serves as the sole general partner of
Sculptor-II
and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and
SCHC-II
may be deemed to control Sculptor as well as
Sculptor-II
and, therefore, may be deemed to be the beneficial owners of the SPAC Class A Common Stock reported above. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the SPAC Class A Common Stock reported above.

(6)
According to Schedule 13G, filed on September 29, 2023 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Holders”), the business address of the Radcliffe Holders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons.

(7)
According to Schedule 13G, filed on February 14, 2024 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer (“Mr. Glazer” and, collectively, the “Glazer Holders”). The business address of the Glazer Holders is 250 West 55th Street, Suite 30A, New York, New York 10019. This Schedule 13G was filed by (i) Glazer Capital with respect to the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”); and (ii) Mr. Glazer who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds.

(8)	According to Schedule 13G, filed on February 14, 2024 by Walleye Capital LLC (“Walleye”). The business address of the Walleye is 315 Park Ave. South New York, NY 10010.
(9)
According to Schedule 13G, filed on February 8, 2024 by Wolverine Asset Management, LLC (“WAM”), Wolverine Holdings, L.P. (“Wolverine Holdings”), Wolverine Trading Partners, Inc. (“WTP”), Christopher L. Gust, Robert R. Bellick (collectively, the “Wolverine Holders”). WAM is an investment manager and has voting and dispositive power over 398,552 Class A Ordinary Shares of the Issuer. The sole member and manager of WAM is Wolverine Holdings, L.P.. Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 398,789 Class A ordinary shares of the Issuer. The business address of the Wolverine Holders is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(10)	According to Schedule 13G, filed on February 5, 2024 by Cowen and Company, LLC (“Cowen”). The business address of Cowen is 599 Lexington Ave. New York, NY 10022.
(11)
According to Schedule 13G, filed on February 6, 2024 by Hudson Bay Capital Management LP (“Hudson”) and Sander Gerber (the “Hudson Holders”). The business address of the Hudson Holders is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830. Hudson serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, Hudson may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

Our sponsor beneficially owns 30.7% of the issued and outstanding ordinary shares. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.
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
out-of-pocket
expenses.

Our sponsor, officers and directors or any of their respective affiliates are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, officers, directors or our or any of their respective affiliates and determines which expenses and the amount of expenses that would be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
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
After the completion of the IPO, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations would include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, our audit committee, pursuant to a written charter, was responsible for reviewing and approving related party transactions to the extent that we entered into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present was required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee was required to approve a related party transaction. Our audit committee reviewed on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.
These procedures were intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There would be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments would be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination would be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

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

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $164,715 and $93,215, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0 for the services Marcum performed in connection with our Initial Public Offering.
Tax Fees
. During the year December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:
None.

(3)	Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the SPAC, Tigre Merger Sub, Inc. and Zapata Computing, Inc. (incorporated by reference to the Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed by the Registrant on September 6, 2023, 2022).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

3.2	Amendments to the Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 filed to the registration statement on Form S-4 filed by the Company on October 27, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

4.4	Public Warrant Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

4.5	Private Warrant Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

Exhibit Number	Description

4.6	Description of Securities of the Company (incorporated by reference to Exhibit 4.6 filed with the Company’s current report on Form 10-K filed by the Registrant on March 17, 2022).

10.1	Promissory Note, dated January 28, 2021, issued to the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

10.2	Letter Agreement, dated January 12, 2022, among the Registrant and its officers, directors and Andretti Sponsor LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.3	Investment Management Trust Agreement, dated January 12, 2022, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.4	Registration Rights Agreement, dated January 12, 2022, among the Registrant and certain securityholders named therein (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.5	Subscription Agreement, dated January 28, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 17, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Registrant and Andretti Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.7	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Registrant and SOL Verano Blocker 1 LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.8	Indemnity Agreement, dated January 12, 2022, between the Registrant and Michael M. Andretti (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.9	Indemnity Agreement, dated January 12, 2022, between the Registrant and William J. Sandbrook (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.10	Indemnity Agreement, dated January 12, 2022, between the Registrant and William M. Brown (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.11	Indemnity Agreement, dated January 12, 2022, between the Registrant and Zakary C. Brown (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.12	Indemnity Agreement, dated January 12, 2022, between the Registrant and James W. Keyes (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

Exhibit Number	Description

10.13	Indemnity Agreement, dated January 12, 2022, between the Registrant and Cassandra S. Lee (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.14	Indemnity Agreement, dated January 12, 2022, between the Registrant and Gerald D. Putnam (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.15	Indemnity Agreement, dated January 12, 2022, between the Registrant and John J. Romanelli (incorporated by reference to Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.16	Administrative Support Agreement, dated January 12, 2022, by and between the Registrant and Andretti Sponsor LLC (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.17	Securities Subscription Agreement, dated as of January 12, 2022, by and between the Registrant and Sol Verano Blocker 1 LLC (incorporated by reference to the Exhibit 10.15 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2022).

10.18	Promissory Note, dated January 25, 2023, issued to the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 27, 2023).

10.19	Promissory Note, dated March 21, 2023, issued to William M. Brown (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 27, 2023).

10.20	Promissory Note, dated March 21, 2023, issued to Michael M. Andretti (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 27, 2023).

10.21	Promissory Note, dated March 21, 2023, issued to William J. Sandbrook (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on March 27, 2023).

10.22	Form of Stockholder Support Agreement (Individual - Common Stock) (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.23	Form of Stockholder Support Agreement (Entity - Preferred Stock) (incorporated by reference to Exhibit 10.2 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.24	Amended and Restated Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 filed to the registration statement on Form S-4 filed by the Company on October 27, 2023).

10.25	Form of Lock-Up Agreement (Common Stockholders) (incorporated by reference to Exhibit 10.4 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.26	Form of Lock-Up Agreement (Preferred Stockholders) (incorporated by reference to Exhibit 10.5 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

Exhibit Number	Description

10.27	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 filed to the Current Report on Form 8-K filed by the Company on September 6, 2023).

10.28	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on July 6, 2023).

10.29	Purchase Agreement, dated as of December 19, 2023, among Andretti Acquisition Corp., Zapata Computing, Inc. and Lincoln Park Fund, LLC (incorporated by reference to Exhibit 10.24 filed to the Registration Statement of Form S-4 filed by the Company on December 22, 2023).

10.30	Registration Rights Agreement, dated as of December 19, 2023, among Andretti Acquisition Corp., Zapata Computing, Inc. and Lincoln Park Fund, LLC (incorporated by reference to Exhibit 10.25 filed to the Registration Statement of Form S-4 filed by the Company on December 22, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indianapolis, Indiana, on the 25th day of March, 2024
.

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

Name	Position	Date

/s/ William J. Sandbrook	Co-Chief Executive Officer,	March 25, 2024
William J. Sandbrook	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Michael M. Andretti	Co-Chief Executive Officer and Director	March 25, 2024
Michael M. Andretti

/s/ William M. Brown	President and Chief Financial Officer	March 25, 2024
William M. Brown	(Principal Financial and Accounting Officer)

/s/ Zakary C. Brown	Director	March 25, 2024
Zakary C. Brown

/s/ James W. Keyes	Director	March 25, 2024
James W. Keyes

/s/ Cassandra S. Lee	Director	March 25, 2024
Cassandra S. Lee

/s/ Gerald D. Putman	Director	March 25, 2024
Gerald D. Putman

/s/ John J. Romanelli	Director	March 25, 2024
John J. Romanelli

ANDRETTI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Andretti Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Andretti Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has minimal cash, a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the Company currently has less than 12 months to complete a business combination and, if unsuccessful, may be required to cease all operations, redeem public shares, liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion
.
/s/ Marcum

LLP
Marcum

LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March 25, 2024

ANDRETTI ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$161,224	$616,120
Prepaid expenses and other current assets	44,304	590,883

Total Current Assets	205,528	1,207,003
Prepaid insurance, long-term	—	24,469
Marketable securities held in Trust Account	86,265,079	239,149,736

TOTAL ASSETS	$86,470,607	$240,381,208

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$884,928	$30,348
Accrued interest payable – related party	70,918	—
Accrued offering costs	—	85,000

Total Current Liabilities	955,846	115,348
Convertible note - related party	2,450,083	—
Deferred legal fee	4,040,000	160,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	15,495,929	8,325,348
Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 7,894,801 and 23,000,000 shares issued and outstanding at redemption value of $10.93 and $10.40 per share as of December 31, 2023 and 2022, respectively	86,265,079	239,149,736
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 7,894,801 and 23,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2023 and 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(15,290,976)	(7,094,451)

Total Shareholders’ Deficit	(15,290,401)	(7,093,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$86,470,607	$240,381,208

The accompanying notes are an integral part of the consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Formation costs, professional fees and general and administrative costs	$8,349,476	$1,509,446

Loss from operations	(8,349,476)	(1,509,446)
Other income (expense):
Interest earned on marketable securities held in Trust Account	8,156,697	3,399,736
Change in fair value of Convertible Promissory Notes – Related Party	(599,222)	—
Interest expense – Convertible Promissory Notes – Related Party	(70,918)	—

Other income	7,486,557	3,399,736

Net (loss) income	$(862,919)	$1,890,290

Basic and diluted weighted average shares outstanding, Class A ordinary shares	16,337,159	21,928,767

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.04)	$0.07

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,715,068

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.04)	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2021	5,750,000	$575	$24,425	$(10,861)	$14,139

Sale of 13,550,000 Private Placement Warrants	—	—	13,550,000	—	13,550,000
Proceeds allocated to Public Warrants	—	—	6,440,000	—	6,440,000
Forfeiture of Class B shares by Sponsor for reissuance to Anchor Investor (1)	(1,430,923)	(143)	143	—	—
Purchase of Class B shares by Anchor Investor including excess fair value over purchase price	1,430,923	143	10,408,888	—	10,409,031
Value of transaction costs allocated to fair value equity instruments	—	—	(707,430)	—	(707,430)
Remeasurement for Class A ordinary shares to redemption amount	—	—	(29,716,026)	(8,973,880)	(38,689,906)
Net Income	—	—	—	1,890,290	1,890,290

Balance – December 31, 2022	5,750,000	$575	$—	$(7,094,451)	$(7,093,876)
Proceeds received in excess of fair value of convertible promissory notes	—	—	823,091	—	823,091
Remeasurement for Class A ordinary shares to redemption amount	—	—	(823,091)	(7,333,606)	(8,156,697)
Net loss	—	—	—	(862,919)	(862,919)

Balance – December 31, 2023	5,750,000	$575	$—	$(15,290,976)	$(15,290,401)

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

The accompanying notes are an integral part of the consolidated financial statements.

ANDRETTI ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(862,919)	$1,890,290
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,156,697)	(3,399,736)
Change in fair value of Convertible Promissory Note – related party	599,222	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	546,579	(588,834)
Prepaid insurance, long-term	24,469	(24,469)
Accrued expenses	854,580	30,348
Accrued interest payable	70,918	—
Deferred legal fee payable	3,880,000	160,000

Net cash used in operating activities	(3,043,848)	(1,932,401)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(235,750,000)
Cash withdrawn from Trust Account in connection with redemption	161,041,354	(235,750,000)

Net cash provided by (used in) investing activities	161,041,354	(235,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Anchor Investor	—	6,221
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	13,550,000
Proceeds from promissory note – related party	—	75
Repayment of promissory note – related party	—	(240,629)
Proceeds from convertible promissory note - related party	2,673,952
Redemption of ordinary shares	(161,041,354)
Payment of offering costs	(85,000)	(417,146)

Net cash (used in) provided by financing activities	(158,452,402)	238,298,521

Net Change in Cash	(454,896)	616,120
Cash – Beginning of period	616,120	—

Cash – End of period	$161,224	$616,120

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$8,156,697	$35,290,170

Proceeds received from convertible promissory notes in excess of initial fair value	$823,091	$—

Offering costs accrued	$—	$85,000

Excess fair value of Founder shares attributable to Anchor Investor	$—	$10,402,810

Accretion for Class A ordinary shares to redemption amount	$—	$3,399,736

Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the consolidated financial statements.

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
All activity for the period from January 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
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
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.
Going Concern Consideration
As of December 31, 2023, we had cash of $161,224 and working capital deficit of $750,318.
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
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account
At December 31, 2023 and 2022, all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities.
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
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at each drawdown date are recognized as either an expense in the consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the consolidated statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’(deficit) equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss) Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate. As of December 31, 2023, the Company had dilutive securities that are Public Warrants that could potentially be exercised into ordinary shares and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

	Year Ended December 31,		Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(638,273)	$(224,646)	$1,449,493	$390,797
Denominator:
Basic and diluted weighted average shares outstanding	16,337,159	5,750,000	21,928,767	5,715,068
Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.07	$0.07
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company had not experienced losses on this account.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.
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
update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on its consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
Shares through the Extraordinary General Meeting. The transfer of these shares are contingent upon the business combination, as such no expense has been recorded as of December 31, 2023.
Administrative Support Agreement
The Company entered into an agreement commencing on January 12, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space and administrative and support services. For the year ended December 31, 2023, the Company incurred $180,000 in fees for these services, of which $30,000 are recorded as accrued expenses in the balance sheet. For the year ended December 31, 2022, the Company incurred and paid $173,710 in fees for these services.

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
No. 333-254627)
filed by the Company with the Securities and Exchange Commission and declared effective on January 12, 2022, at a price of $1.00 per warrant. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to the Sponsor in a private placement that was consummated in connection with the Initial Public Offering. The Payees shall be entitled to certain registration rights relating to the Conversion Warrants. The issuance of the Note
s
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
At December 31, 2023, there was $2,673,952 of cumulative cash advanced under the Notes. The Notes were accounted for at fair value in accordance with ASC 820. The initial advances on the Notes totaling $2,673,952, consisting of draws of $175,000 at January 26, 2023, $725,555 at March 29, 2023, $225,001 at April 27, 2023, $234,869 at May 19, 2023, $713,527 at June 2, 2023 and $300,000 at August 31, 2023 were valued at $119,391 as of January 26, 2023, $492,943 as of March 29, 2023, $153,288 at April 27, 2023, $160,231 at May 19, 2023, $484,828 at June 2, 2023, $204,457 at August 31, 2023 and $300,000 on November 1, 2023 whereas the collective difference of $823,091 was recorded as a credit to shareholders’ deficit. The change in the fair value
of the note recorded in the consolidated statements of operations for the year ended December 31, 2023, was $599,222, resulting in a fair value of the Notes of $2,450,083 (see Note 8).
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

Consulting Agreements
On February 16, 2021, the Company entered into a consulting agreement with ICR, LLC (“ICR”), pursuant to which ICR will provide investor and media relations support in connection with the search for a potential Business Combination. The fees in connection with the services rendered are expensed as incurred. In connection with the consulting agreement, a success fee of $250,000 is due and payable solely upon successful completion of a Business Combination. As such, this fee is not reflected on the Company’s consolidated statements of operation or consolidated balance sheets as of December 31, 2023.
On December 22, 2022, the Company entered into an engagement letter with KPMG LLP (“KPMG”), pursuant to which KPMG will assist the Company in performing due diligence in connection with the initial Business Combination. The Company paid a $275,000 and $450,554 fee in January 2023 and March 2023, respectively, to KPMG in connection with this arrangement. The fees in connection with the services rendered are expensed as incurred and are payable upon the earlier of the termination of KPMG’s engagement and the closing of the Initial Business Combination. During the year ended December 31, 2023, the Company paid $725,554 towards this engagement and no further balance is due.
On January 24, 2023, the Company entered into a letter agreement with Kroll, LLC (“Duff & Phelps”), pursuant to which Duff & Phelps will serve as an independent financial advisor to the Board of the Company and will provide a fairness opinion regarding the initial Business Combination. The Company paid a $50,000 non-refundable
retainer fee in January 2023 to Duff & Phelps in connection with this arrangement. The Company has agreed to pay Duff & Phelps an additional (i) $150,000 fee payable upon Duff & Phelps informing the Company that it is prepared to deliver a fairness opinion in connection with the initial Business Combination and (ii) $400,000 fee payable upon closing of the initial Business Combination. As of December 31, 2023, the opinion was delivered as such, the Company paid $224,918. As of December 31, 2023, the Company incurred fees totaling $624,918, of which $400,000 is included in accrued expenses on the Company’s consolidated balance sheets.
On January 24, 2023, the Company entered into an engagement letter with Cassels Brock & Blackwell LLP (“Cassels”), pursuant to which Cassels will represent the Company as Canadian counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023 the Company recorded $155,000 to accounts payable on the consolidated balance sheet.
On February 3, 2023, the Company entered into an engagement letter with Macfarlanes LLP (“Macfarlanes”), pursuant to which Macfarlanes will represent the Company as English law counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023 the Company had paid Macfarlanes $472,526. The Company does not expect to incur any additional costs from this agreement.
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
On June 12, 2023, the Company entered into a letter agreement with MacKenzie Partners, Inc. (“MacKenzie”), pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting. The Company agreed to pay MacKenzie a fee of $15,000 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of December 31, 2023 the Company incurred and paid $26,803 of fees to Mackenzie.
On June 26, 2023, the Company entered into an engagement letter with Bass, Berry & Sims PLC (“Bass, Berry & Sims”), pursuant to which Bass, Berry & Sims will represent the Company as outside counsel in connection with the initial Business Combination. The fees in connection with the services rendered are expensed as incurred. As of December 31, 2023, the Company has paid $22,754 and there are no accrued expenses related to this agreement on the consolidated balance sheet. No further fees are expected in connection with this agreement.
On August 28, 2023, the Company entered into an engagement letter with Dentons UK and Middle East LLP (“Dentons”), pursuant to which Dentons will provide legal advising on any filings requirements as a result of the transaction in Spain or the United Kingdom. The fees in connection with the services rendered are expensed as incurred and are due upon the completion of the initial business combination. As of December 31, 2023, the Company has incurred $27,763 in fees which are included in accrued expenses on the Company’s consolidated balance sheets. The Company does expect to incur any additional costs from this agreement.
On November 7, 2023, the Company entered into a letter agreement with MacKenzie, pursuant to which MacKenzie provided advisory, consulting and proxy solicitation services for the Extraordinary General Meeting in connection with the approval of the Zapata Business Combination. The Company agreed to pay MacKenzie a fee of $17,500 plus expenses, payable following the conclusion of the Extraordinary General Meeting. As of December 31, 2023, the Company accrued $5,000 of fees to Mackenzie which would be due should the Extraordinary General Meeting not occur.

Legal Fees
As of December 31, 2023 and 2022, the Company had a total of $4,040,000 and $160,000, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which are included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.
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
Shares through the Extraordinary General Meeting. As a result of the transfer of the shares only occurring at the consummation of an initial business combination, no expense has been recorded as of December 31, 2023. Upon the consummation of the initial business combination, the Company will record an expense which is representative of a capital contribution from the Sponsor.
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

Merger Consideration
At the effective time of the Merger:

(i)
each share of Zapata’s preferred stock, par value $0.0001 per share (the “Zapata Preferred Stock”) will be converted the right to receive a number of newly issued shares of New Parent Common Stock equal to the Per Share Preferred Stock Consideration (as defined in the Business Combination Agreement) in accordance with the terms of the Business Combination Agreement;

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

Other Agreements in Connection with the Business Combination Agreement:
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, SPAC, the Sponsor, and certain key equity holders of the Sponsor entered into a certain Sponsor Support Agreement, which amended and restated in its entirety that certain letter, dated January 12, 2022, by and among such parties. Pursuant to the Sponsor Support Agreement, those certain equity holders who are parties thereto agreed to: (a) vote all shares of the SPAC Common Stock beneficially owned by them (including any additional shares of SPAC Common Stock over which they acquire ownership or the power to vote) in favor of the Merger and all other transactions contemplated by the Business Combination Agreement; (b) the continued
lock-up
of the founder shares held by such persons for the earlier of (i) one (1) year or (ii) the date on which the post-Closing share price equals or exceeds $12 for twenty (20) trading days in a thirty (30)-trading day period commencing at least one hundred and fifty (150) days after the Closing (or in the event of a liquidation, merger or other similar event); and (c) the continued
lock-up
of the private placement warrants until thirty (
30
) days following Closing.
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
On December 19, 2023, Andretti and Zapata entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has agreed to purchase from the Surviving Company, at the option the Surviving Company, up to $75,000,000 of shares of common stock, par value $0.0001 per share, of the Surviving Company (“New Company Common Stock”) from time to time over a
36-month
period following the closing of the Business Combination (the “Closing”) and upon the satisfaction of certain other conditions set forth in the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement is subject to certain limitations including, but not limited to, the filing and effectiveness of the registration statement covering shares of New Company Common Stock that are issuable to Lincoln Park under the Lincoln Park Purchase Agreement (the “Lincoln Park Registration Statement”). Pursuant to the Lincoln Park Purchase Agreement, the Surviving Company will pay Lincoln Park a commitment fee of $1,687,500 (the “Commitment Fee”) as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $562,500 in shares of New Company Common Stock and (ii) on the business day prior to the filing of the Lincoln Park Registration Statement, the Surviving Company may elect to pay the remaining $1,125,000 amount of the Commitment Fee in either cash or shares of New Company Common Stock. The Lincoln Park Purchase Agreement further provides that the Surviving Company may not issue any securities pursuant to the Lincoln Park Purchase Agreement if such issuance would reasonably be expected to result in a violation of the U.S. Securities Act of 1933, as amended (the “Securities Act”) or a breach of the rules and regulations of the principal market on which the New Company Common Stock is traded.
In connection with the Lincoln Park Purchase Agreement, on December 19, 2023, Andretti and Zapata also entered into a Registration Rights Agreement (the “Lincoln Park Registration Rights Agreement”) with Lincoln Park, pursuant to which the Surviving Company has agreed to file the Lincoln Park Registration Statement with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days following the Closing.

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there are 7,894,801 and 23,000,000 Class A Ordinary Shares subject to possible redemption and presented as temporary equity, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
– As of December 31, 2023 and 2022 there are 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2023 and 2022 there are 13,550,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$86,265,079	$239,149,736
Liabilities:
Convertible promissory notes – related party	3	2,450,083	—
The estimated fair value of the convertible promissory notes was based on the following significant inputs:

December 31, 2023
Risk-free interest rate	3.84%
Time to Expiration (in years)	5.16
Expected volatility	10.2%
Exercise price	$11.50
Dividend yield	0.00%
Share Price	$10.87
Probability of transaction	90.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$—
Borrowings	2,673,952
Proceeds received in excess of initial fair value of convertible promissory notes	(823,091)
Change in fair value	599,222

Fair value as of December 31, 2023	$2,450,083

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2023 for the convertible promissory notes.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 29, 2024, the Company was advanced $50,000 on the Notes. Resulting in cash advanced under the Notes of $2,723,952.
On February 13, 2024, we held an extraordinary general meeting of our shareholders (the “February 2024 Meeting”) to approve, among other matters, the proposed Business Combination between the Company and Zapata. As the February 2024 Meeting our shareholders approved the Business Combination, which is expected to close promptly after satisfaction or waiver of all remaining closing conditions. In connection with the February 2024 Meeting, shareholders holding an aggregate of 7,669,363 of Class A ordinary shares exercised their right to redeem. Such amounts represented approximately 97.1% of the remaining Class A shares outstanding as of December 31, 2023.
On March 11, 2024, the Company was advanced $22,000 on the Notes. The cumulative cash advanced under the Notes as of this filing was $2,745,952
.
On March 25, 2024, the Company entered into a
non-redemption
agreement (the
“Non-Redemption
Agreement”), with Sandia Investment Management LP on behalf of certain funds, investors, entities or accounts for which it or its affiliates acts as manager, sponsor or advisor (the “Investors”). Pursuant to such
Non-Redemption
Agreement, each Investor agreed to rescind or reverse any previously submitted redemption demand of the ordinary shares of the Company held or to be acquired by such Investor (the “Investor Shares”) up to 300,000 ordinary shares in the aggregate.
Upon consummation of the Business Combination, the Company shall pay or cause to be paid to the Investors a payment in respect of their respective Investor Shares from cash released from the trust account established in connection with Company’s initial public offering equal to the number of Investor Shares multiplied by the Redemption Price, minus the number of Investor Shares multiplied by $9.00.
On March 25, 2024, the Company entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Sandia Investment Management LP, acting on behalf of certain funds (collectively, “Sandia” or the “Seller”). Pursuant to the Forward Purchase Agreement, Sandia will purchase concurrently with the closing of the Business Combination pursuant to the FPA Funding Amount PIPE Subscription Agreement (as defined below), an aggregate of 1,500,000 shares of common stock of Zapata Computing Holdings Inc., less the number of any shares of Class A ordinary shares purchased by the Investors separately from third parties through a broker in the open market (“Recycled Shares”). Sandia intends, but is not obligated, to purchase Recycled Shares from third parties (other than the Company) through a broker in the open market (other than through the Company). Sandia will not be required to purchase an amount of Zapata Common Stock such that, following such purchase, Sandia’s ownership would exceed 9.9% of the total number of shares of Zapata Common Stock outstanding immediately after giving effect to such purchase, unless Sandia, at its sole discretion, waives such 9.9% ownership limitation. The number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares.
The Forward Purchase Agreement provides that Sandia will be paid directly by the Counterparty an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in a pricing date notice to be delivered to the Counterparty and (ii) the redemption price per share as defined in Article 51.5 of Andretti’s Amended and Restated Articles of Association, effective as of January 12, 2022, as amended on July 14, 2023 (the “Articles of Association,” and such redemption price, the “Initial Price”). Such Prepayment Amount will be paid, in the case of Recycled Shares, with proceeds from Andretti’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in Andretti’s initial public offering and the sale of private placement warrants (the “Trust Account”) no later than the earlier of (a) one business day after the closing date of the Business Combination and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination. The Prepayment Amount for Additional Shares (as defined below) will be netted against the proceeds that Sandia is to pay for the purchase of Additional Shares pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, with Sandia being able to reduce the purchase price for the Additional Shares by the Prepayment Amount.
Following the closing of the Business Combination, the reset price (the “Reset Price”) will initially be $
10.00
per share and will be subject to reset on a monthly basis (each a “Reset Date”) with the first such Reset Date occurring days after the closing date of the Business Combination, to be greater of (a) $
4.50
and (b) the
30-day
volume weighted average price of shares of Zapata Common Stock (for any scheduled trading day, the “VWAP Price”) immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which the Counterparty closes any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of Zapata Common Stock or securities of the Counterparty or any of its subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of Zapata Common Stock or other securities (a “Dilutive Offering”). However, certain transactions do not constitute Dilutive Offerings, including, among other things, grants or issuances under the Counterparty’s equity compensation plans, shares issued upon conversion of Senior Secured Promissory Notes pursuant to the Senior Secured Note Purchase Agreement, dated December 15, 2023, by and among Zapata Computing, Inc. and the investors named therein, shares issued in connection with the Business Combination, securities issued in connection with costs and expenses incurred in connection with the Business Combination, securities issued, at a price no less than the lesser of $10.00 and the VWAP Price for any consecutive 10 trading days (provided that such VWAP Price shall be no lower than $7.50, and if it is, then $7.50), prior to or no more than 60 days following the consummation of the Business Combination, any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreement, and any drawdown on the Purchase Agreement, dated as of December 19, 2023, by and among Andretti, Zapata Computing, Inc. and Lincoln Park Capital Fund, LLC (the “Lincoln Park ELOC”), occurring during the 180 days after the effectiveness of the registration statement registering shares of Zapata Common Stock to be issued pursuant to such Lincoln Park ELOC.
From time to time and on any date following the Business Combination (any such date, an “OET Date”), Sandia may, in its absolute discretion, terminate the Forward Purchase Agreement in whole or in part by providing written notice to the Counterparty (the “OET Notice”), no later than the next Payment Date following the OET Date, which OET Notice shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Counterparty shall be entitled to an amount from Sandia, and Sandia shall pay to the Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.
The valuation date will be the earliest to occur of (a) the second anniversary of the closing date of the Business Combination, (b) the date specified by Sandia in a written notice to be delivered to the Counterparty at Sandia’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) 90 days after delivery by the Counterparty of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period
(the “Measurement Period”) that occurs at least six months after the closing date of the Business Combination, the VWAP Price is less than the then applicable Reset Price, provided that a Registration Statement was effective and available for the entire Measurement Period and remains continuously effective and available during the entire 90 day notice period (the “Valuation Date”).
On the Cash Settlement Payment Date, which is the tenth business day following the last day of the Valuation Period commencing on the Valuation Date, Sandia will pay the Counterparty a cash amount equal to (A) the Number of Shares as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period (the “Settlement Amount”); provided, that if the amount of the Settlement Amount Adjustment (as defined below) payable by Counterparty to Sandia is less than the Settlement Amount, then the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash. The Counterparty will pay to Sandia on the Cash Settlement Payment Date an amount (the “Settlement Amount Adjustment”) equal to (1) the Number of Shares as of the Valuation Date multiplied by $2.00 per share if the amount is to be paid in cash, or (2) if the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty may at its election pay the Settlement Amount Adjustment to Sandia in shares of Zapata Common Stock, in an amount equal to the product of the Number of Shares as of the Valuation Date multiplied by $2.25; provided, that in certain circumstances as described in the Forward Purchase Agreement, including if a Delisting Event occurs during the Valuation Period, the Settlement Amount Adjustment must be paid in cash.
Sandia has agreed to waive any redemption rights under the Articles of Association with respect to any Andretti Ordinary Shares purchased by Sandia as Recycled Shares, that would require redemption by Andretti in connection with the Business Combination. Such waiver may reduce the number of Andretti Ordinary Shares redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including
Rule 14e-5
under the Securities Exchange Act of 1934, as amended.
In connection with the entry into the Forward Purchase Agreement, on March 25, 2024, Andretti entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with Sandia. Pursuant to the FPA Funding Amount PIPE Subscription Agreement, Sandia agreed to subscribe for and purchase, and Andretti agreed to issue and sell to Sandia, on the closing date of the Business Combination, an aggregate of 1,500,000 shares of Zapata Common Stock, less the number of any Recycled Shares (such shares of Zapata Common Stock, the “Additional Shares”), which Additional Shares shall be subject to the Forward Purchase Agreement.