Form 10-Q
period 2024-03-31
Zapata Computing Holdings Inc.
filed 2024-05-15
CIK 1843714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number:
001-41218

Zapata Computing Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1578373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Federal Street, Floor 20 Boston, MA	02110
(Address of principal executive offices)	(Zip Code)
(844)
492-7282
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZPTA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $11.50 per share	ZPTAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act). Yes ☐ No ☒
As of May 10, 2024, the registrant had 31,982,816 shares of common stock, $0.0001 par value per share, outstanding.

2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ZAPATA COMPUTING HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,251	$3,332
Accounts receivable ($700 and $829 from related parties, respectively)	1,128	1,938
Prepaid expenses and other current assets	1,197	323

Total current assets	9,576	5,593
Property and equipment, net	129	156
Operating lease right-of-use assets	150	238
Deferred offering costs	—	1,943
Other non-current assets	—	137

Total assets	$9,855	$8,067

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable ($3,000 and $1,500 t o related parties, respectively)	$9,348	$6,452
Accrued expenses and other current liabilities	5,535	1,945
Deferred revenue	650	744
Deferred legal fees	3,330	—
Operating lease liability, current	161	252
Note payable - related party, current	2,428	—
Equity line of credit commitment payable	1,688	—

Total current liabilities	23,140	9,393
Forward purchase agreement derivative liability	4,935	—
Senior secured notes	2,000	8,900
Note payable - related party, non-current	191	—
Non-current liabilities	669	—

Total liabilities	30,935	18,293

Commitments and contingencies (Note 16)
Convertible preferred stock (Series Seed, A, B-1 and B-2), $0.0001 par value; 0 and 14,647,823 shares authorized at March 31, 2024 and December 31, 2023, respectively; 0 and 13,001,114 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	64,716
Stockholders’ deficit:
Common stock, $0.0001 par value; 600,000,000 and 23,500,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 29,123,701 and 4,678,950 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	—
Additional paid-in capital	90,828	14,633
Accumulated other comprehensive loss	(64)	(49)
Accumulated deficit	(111,846)	(89,526)

Total stockholders’ deficit	(21,080)	(74,942)

Total liabilities, convertible preferred stock and stockholders’ deficit	$9,855	$8,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue ($433 and $494 from related parties, respectively)	$1,218	$1,512
Cost of revenue	1,052	1,306

Gross profit	166	206

Operating expenses:
Sales and marketing ($696 and $696 from related parties, respectively)	1,629	1,701
Research and development	1,407	2,129
General and administrative	2,206	1,469

Total operating expenses	5,242	5,299

Loss from operations	(5,076)	(5,093)

Other income (expense):
Interest expense	(784)	—
Loss on issuance of forward purchase agreement derivative liability	(4,935)	—
Loss on issuance of senior secured notes	(9,776)	—
Other (expense) income, net	(1,743)	29

Total other (expense) income, net	(17,238)	29

Net loss before income taxes	(22,314)	(5,064)
Provision for income taxes	(6)	(4)

Net loss	$(22,320)	$(5,068)

Net loss per share attributable to common stockholders, basic and diluted	$(4.09)	$(1.09)

Weighted-average common shares outstanding, basic and diluted	5,457,386	4,657,228

Net loss	$(22,320)	$(5,068)
Foreign currency translation adjustment	(15)	(1)

Comprehensive loss	$(22,335)	$(5,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	14,222,580	$64,716	5,095,831	$—	$2,734	$(25)	$(59,792)	$(57,083)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—

Adjusted balance, beginning of period	13,001,114	64,716	4,656,228	—	2,734	(25)	(59,792)	(57,083)
Issuance of common stock resulting from exercise of stock options	—	—	2,999	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	(5,068)	(5,068)
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)

Balances at March 31, 2023	13,001,114	$64,716	4,659,227	$—	$2,785	$(26)	$(64,860)	$(62,101)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—

Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes ( 856,202 shares or $ 3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)

Balances at March 31, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,320)	$(5,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	45
Non-cash interest expense	761	—
Non-cash vendor payments	150	—
Loss on issuance of senior secured notes	9,776	—
Stock-based compensation	191	45
Non-cash lease expense	87	87
Equity line of credit commitment expense	1,688	—
Loss on issuance of forward purchase agreement derivative liability	4,935	—
Changes in operating assets and liabilities:
Accounts receivable ($129 and $46 from related parties, respectively)	809	458
Prepaid expenses and other current assets	(736)	(589)
Accounts payable ($1,500 and $749 t o related parties, respectively)	2,109	635
Accrued expenses and other current liabilities and other non-current liabilities	550	(517)
Deferred revenue	(94)	(330)
Operating lease liabilities	(91)	(90)

Net cash used in operating activities	(2,147)	(5,324)

Cash flows from investing activities:
Purchases of property and equipment	(11)	—

Net cash used in investing activities	(11)	—

Cash flows from financing activities:
Payment of deferred offering costs	(1,500)	—
Proceeds from the exercise of stock options	68	6
Proceeds from the reverse recapitalization	12,636	—
Prepayment for forward purchase agreement	(10,986)	—
Proceeds from issuance of senior secured notes, net of debt issuance costs	5,878	—

Net cash provided by financing activities	6,096	6

Effect of exchange rate changes on cash and cash equivalents	(19)	5

Net increase (decrease) in cash and cash equivalents	3,919	(5,313)
Cash and cash equivalents and restricted cash at beginning of period	3,469	10,210

Cash and cash equivalents and restricted cash at end of period	$7,388	$4,897

Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$14,660	$—
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$352	$—
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$1,150	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$4,222	$—
Debt issuance costs in included in accrued expenses and other current liabilities	$35	$—
Conversion of convertible preferred stock upon the reverse recapitalization	$64,716	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

1.	Nature of the Business and Basis of Presentation
Zapata Computing Holdings Inc., formerly known as Andretti Acquisition Corp. (“AAC”), was incorporated as a Cayman Islands exempted company on January 20, 2021. On March 28, 2024, AAC filed an application for deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which AAC was domesticated and continues as a Delaware corporation and changed its name to Zapata Computing Holdings Inc. AAC was formed for the purpose of effecting a merger, consolidation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On March 28, 2024 (the “Closing Date” or “Closing”), AAC consummated a business combination with Zapata Computing, Inc. (“Legacy Zapata”) pursuant to the Business Combination Agreement by and among AAC, Tigre Merger Sub, Inc. and Legacy Zapata entered into on September 6, 2023 (the “Business Combination Agreement”).
Zapata Computing Holdings Inc. is a holding company whose principal asset is its ownership interest in Legacy Zapata, and operates and controls all of the businesses and operations of Legacy Zapata and its subsidiaries. Zapata Computing Holdings Inc. and its predecessor, AAC, are collectively referred to herein as “Zapata” or the “Company”. The Company offers customers Industrial Generative Artificial Intelligence (“AI”) Solutions designed to solve computationally complex problems. These are subscription-based solutions that combine software and services to develop custom industrial generative AI applications. Zapata’s software leverages a broad spectrum of computing resources, including classical, high performance, and quantum computing hardware and, in developing and applying its software tools to specific applications, Zapata uses techniques inspired by quantum physics that can then be applied to the appropriate hardware.
The Company is subject to risks and uncertainties similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, risks associated with changes in information technology, and the ability to raise additional capital to fund operations. The Company’s long-term success is dependent upon its ability to successfully market, deliver, and scale its Industrial Generative AI Solutions, increase revenue, meet its obligations, obtain additional capital when needed and, ultimately, to achieve profitable operations.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Legacy Zapata’s consolidated financial statements and notes thereto included as Exhibit 99.1 to the Form
8-K
filed by Legacy Zapata on April 3, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
On the Closing Date, AAC and Legacy Zapata, consummated a business combination (the “Merger”) (see Note 3) pursuant to the Business Combination Agreement. In connection with the Closing of the Merger, AAC changed its name to Zapata Computing Holdings Inc. The Company’s common stock commenced trading on the Nasdaq Global Market under the new trading symbols “ZPTA” and “ZPTAW”, respectively, on April 1, 2024. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, AAC, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Zapata, a direct wholly owned subsidiary of AAC, was treated as the accounting acquirer.
As a result, the unaudited condensed consolidated financial statements included herein for the three months ended March 31, 2024 reflected (i) the historical operating results of Legacy Zapata prior to the Merger, (ii) the combined results of the Company, Legacy Zapata and AAC following the Closing of the Merger, (iii) the assets and liabilities of Legacy Zapata at their historical costs, (iv) the assets and liabilities of the Company and AAC at their historical costs, which approximated fair value, and (v) the Company’s equity structure for all periods presented.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company’s equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, par value $
0.0001
, issued to Legacy Zapata’s stockholders in connection with the recapitalization transaction. As such, the Company’s common stock and the corresponding capital amounts and earnings per share related to Legacy Zapata’s common stock prior to the Merger have been retrospectively restated as shares reflecting the conversion upon the closing of the Merger calculated in accordance with the Business Combination Agreement by multiplying each share of Convertible Preferred Stock (as defined below) by
0.9141
(the “Exchange Ratio”).
Going Concern
The
Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the Industrial Generative AI Solutions in the industry.
Since inception through March 31, 2024, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has incurred net losses of $
22,320 and $5,068 for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $111,846 and $89,526, respectively. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to identify future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through its Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). In addition, the Company is party to a Forward Purchase Agreement, pursuant to which it may receive proceeds upon the exercise of the optional early termination by the seller of the Forward Purchase Agreement or at the settlement date (Note 7). There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.
These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, revenue recognition, the Forward Purchase Agreement derivative liability, the valuation of the Company’s common stock, and stock-based awards. The Company’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Foreign Currency and Currency Translation
The functional currency for the Company’s wholly owned foreign subsidiaries in Canada, Japan, Spain and the United Kingdom is United States dollars (“USD”), Japanese Yen, Euro and British Pound, respectively. Assets and liabilities of these subsidiaries are translated into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the condensed consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other expense
, net in the condensed consolidated statements of operations and comprehensive loss.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at high-quality and accredited financial institutions.

The Company

performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Accounts receivable is presented after consideration of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off
experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for recovery is determined to not be probable. As of March 31, 2024 and December 31, 2023, the Company recorded zero allowance for credit losses.
As of March 31, 2024, the Company’s accounts receivable was from three main customers, representing approximately
62
%,
26
% and
12
% of the Company’s total accounts receivable, of which
62
% is from a related party. As of December 31, 2023, the Company’s accounts receivable was from three main customers, representing approximately
43
%,
31
% and
26
% of the Company’s total accounts receivable, of which 43% is from a related party.
For the three months ended March 31, 2024, the Company had four customers that represented greater than 10% of the Company’s total revenue and revenue recognized from these customers represented approximately
36
%,
22
%,
20
% and
14
% of total revenue, of which
36
% is from a related party. For the three months ended March 31, 2023, the Company had four customers that represented greater than 10% of the Company’s total revenue and revenue recognized from these customers represented approximately
33
%,
27
%,
21
% and
19
% of total revenue, of which 33% is from a related party.
Cash and Cash Equivalents
The
Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $6,037 and $
2,693
, respectively.
Restricted Cash
Restricted
cash consists of cash on deposit to secure a letter of credit totaling $
137
as
of March 31, 2024 and December 31, 2023 that is required to be maintained in connection with the Company’s lease arrangements. The letter of credit is expected to be renewed until the lease expiration in 2024. As of March 31, 2024 and December 31, 2023, the Company classified its restricted cash as a current asset and included in prepaid expenses and other current assets on the condensed consolidated balance sheet based on the release date of the restrictions.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$7,251	$3,332
Restricted cash	137	137

Total cash, cash equivalents and restricted cash	$7,388	$3,469

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Deferred Offering Costs
The
Company capitalized deferred offering costs, consisting of direct legal, accounting, capital markets advisory and other fees and costs directly attributable to the Company’s Merger with Legacy Zapata (see Notes 3 and 16). Upon the Closing of the Merger on March 28, 2024, all deferred offering costs totaling $7,058 were reclassified and recorded against the additional paid-in
capital in the condensed consolidated balance sheets. The deferred transaction costs were $
0
and $
1,943
as of March 31, 2024 and December 31, 2023, respectively.
Fair Value Measurements
Certain
assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—
Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—
Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or useful life
Costs for capital assets not yet placed into service are capitalized and are depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the life of the respective assets are charged to expense as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized is measured based on the excess of the carrying value of the impaired asset group over its fair value.
For the three months ended March 31, 2024, and 2023, the Company did not recognize any impairment losses on long-lived assets.
Leases
In accordance with ASC Topic 842, Leases (“ASC 842”), the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the lessee, as operating or finance leases and records a right-of-use
(“ROU”) asset and a lease liability on the condensed consolidated balance sheets for all leases with a lease term of greater than twelve months. For all asset classes, the Company has elected to not recognize leases with a lease term of twelve months or less on the balance sheet and will recognize lease payments for such short-term leases as an expense on a straight-line basis.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company enters into contracts that contain both lease and non-lease
components.
Non-lease
components are items or activities that transfer a good or service to the lessee, and may include items such as maintenance, utilities, or other operating costs. The Company elected to account for the lease and associated non-lease
components as a single lease component for all existing classes of underlying assets. Variable costs associated with leases, such as utilities or maintenance costs, are not included in the measurement of ROU assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.
Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term and are measured using the discount rate implicit in the lease if readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based upon the available information at the lease commencement date. The Company’s incremental borrowing rate reflects the fixed rate at which the Company could borrow the amount of lease payments in the same currency on a collateralized basis, for a similar term in a similar economic environment. ROU assets are further adjusted for items such as initial direct costs, prepaid rent, or lease incentives. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option.
Deferred Legal Fees
Deferred legal fees consist of consideration to be paid to AAC’s legal advisors in connection with its initial public offering (“IPO”) and the consummation of the Merger. The deferred legal fees will be paid by the Company in equal monthly installments over the twelve-month period starting on April 18, 2024.
Forward Purchase Agreement Derivative Liability
On March 25, 2024, the Company entered into a forward purchase agreement with Sandia Investment Management LP, acting on behalf of certain funds (collectively, “Sandia” or the “Seller”). The Forward Purchase Agreement contains (i) an Optional Early Termination provision, which is considered an in-substance
put option (the “Optional Early Termination”) and (ii) a Variable Maturity Consideration which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount as defined below in Note 7 (the “Variable Maturity Consideration”). The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and together, meet the definition of a derivative instrument. Pursuant to the Forward Purchase Agreement, the Seller has the option to early terminate the arrangement in whole or in part by providing written notice to the Company, and the Seller will pay the Company an amount equal to the product of the number of shares that are early terminated and the Reset Price (as defined in Note 7) then in effect. If the Seller exercises an Optional Early Termination, then the Settlement Amount and the Settlement Amount Adjustment to be paid at the Valuation Date, in each case as such term is defined in Note 7, will be reduced in proportion to the number of shares subject to the Optional Early Termination. Additionally, the Company may be obligated to pay consideration to the Seller in cash or, under certain circumstances, in shares of the Company’s common stock, if the Settlement Amount Adjustment exceeds the Settlement Amount. The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value with the initial value of the derivative instrument recorded as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss. The forward purchase agreement derivative liability will be subsequently remeasured to fair value at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.
Senior Notes and Senior Secured Notes
The Company performed an analysis of all of the terms and features of the Senior Notes and the Senior Secured Notes (as defined in Note 8). The Company elected the Fair Value Option to account for the Senior Notes. The Senior Notes were remeasured at fair value at each balance sheet date until they were extinguished and converted to Senior Secured Notes (see Note 8) in December 2023.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company accounts for the Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. The Company concluded that the optional conversion features were not required to be bifurcated and separately accounted for as a derivative. The substantial premium related to the Senior Secured Notes issued is recorded as a loss at issuance within total other expense, net in the condensed consolidated statements of operations and comprehensive loss. Costs related to the issuance of the Senior Secured Notes are recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the Senior Secured Notes and are recorded in other expense, net within the condensed consolidated statements of operations and comprehensive loss using the effective interest method.
Segment Information
The Company manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker, reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. As of March 31, 2024 and December 31, 2023, the Company does not have material long-term assets outside the U.S.
Classification of Convertible Preferred Stock
Legacy Zapata has classified its Series Seed Preferred Stock (“Series Seed Preferred Stock”), Series A Preferred Stock (“Series A Preferred Stock”), Series
B-1
Preferred Stock and Series
B-2
Preferred Stock (the “Series B Preferred Stock” and, together with the Series Seed Preferred Stock and Series A Preferred Stock, the “Convertible Preferred Stock” outside of stockholders’ deficit on the Company’s condensed consolidated balance sheets because the holders of such stock had redemption features and certain liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of Legacy Zapata and would require the redemption of the then-outstanding Convertible Preferred Stock. Upon the Closing of the Merger on March 28, 2024, 14,222,580 shares of Convertible Preferred Stock were converted into 13,001,114 shares of the Company’s common stock using the Exchange Ratio of 0.9141.
Capitalization of Software Development Costs
The Company incurred software development costs related to development of its quantum computing platform. Given that the Company may sell the platform both as a service as well as a license, the Company evaluates software development costs to determine the point where technological feasibility is established. The Company has determined that technological feasibility is typically concurrently with the release, and therefore there have not been costs capitalized through March 31, 2024. Costs incurred in connection with maintenance and customer support are also expensed as incurred.
Revenue Recognition
Revenue is recognized when the Company satisfies a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Performance obligations in contracts represent distinct or separate goods or services that the Company provides to customers.
The Company recognizes revenue using the following steps: 1) identification of the contract, or contracts with a customer, 2) identification of performance obligations in the contract, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations in the contract and 5) recognition of revenue when or as the Company satisfies the performance obligations.
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct.
The Company currently earns revenue primarily from subscriptions to its software platform, referred to as the Orquestra Platform, and services.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company’s subscriptions to its Orquestra Platform are currently offered as stand-ready access to the Company’s cloud environment for access on an annual or multi-year basis. The Company’s consulting services may result in either single or multiple performance obligations based on the contractual terms. The Company may also offer services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with the Orquestra Platform. The Company evaluates its contracts at inception to determine if the promises represent a single, combined performance obligation or multiple performance obligations. The Company allocates the transaction price to the performance obligations identified.
Judgment is required to allocate the transaction price to each performance obligation. The Company utilizes a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. The Company considers market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. The Company’s contracts do not contain rights of return, and any variable consideration as the result of service level agreements has been immaterial. The Company does not have other contractual terms that give rise to variable consideration.
Revenue from subscriptions to the Company’s Orquestra Platform to date have only been sold as access to the platform in its hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.
Revenue from consulting services is generally recognized over time. The Company’s contracts typically contain fixed-fee
transaction prices. The Company determines and records a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration the Company expects to receive. The Company has not recorded any provision for loss contracts at March 31, 2024 or December 31, 2023.
For consulting services, the Company measures progress toward satisfaction of the performance obligation as the services are provided, and revenue is generally recognized based on the labor hours expended over time. Through this method, the Company recognizes revenue based on the actual labor hours incurred to date compared to the current estimate of total labors hours to satisfy the performance obligation. The Company believes this method best reflects the transfer of control to the customer. This method requires periodic updates to the total estimated hours to complete the contract, and these updates may include subjective assessments and judgments. The Company had limited contracts for which, based on the Company’s determination of the enforceability of payment terms, revenue was recognized at a point in time when payment became enforceable.
Revenue from
 services sold in the form of stand-ready scientific and software engineering services are recognized over the contract term on a ratable basis, as the obligation represents a stand-ready obligation.
The Company’s payment terms vary by contract and do not contain significant financing components. Amounts collected in advance of revenue recognized are recorded as deferred revenue in the condensed consolidated balance sheets.
The Company’s balances resulting from contracts with customers include the following:
Contract Acquisition Costs—
The Company incurs and pays commissions at the commencement of the contract. The period of the related revenue recognition for the Company’s contracts is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred.
For contracts that have periods that exceed one year, the Company capitalizes contract acquisition costs. As of March 31, 2024

and
December 31, 2023, capitalized contract acquisition costs of $
29 and $38, respectively, were included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was $10 and $4 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024, and 2023, respectively.
Accounts Receivable—
Accounts receivable represents amounts billed or unbilled to customers that have yet to be collected and represents an unconditional right to receive this consideration from its customers. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of March 31, 2024 and December 31, 2023, there were accounts receivable due from related parties amounting to $700 and $829, respectively. As of March 31, 2024 and December 31, 2023, the Company had zero allowance for credit losses.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Deferred Revenue—
Deferred revenue represents payments received for which revenue has not yet been recognized.
All deferred revenue as of December 31, 2023 was recognized as revenue during the three months ended March 31, 2024. The decrease in deferred revenue is due to decreased customer billings for revenue not yet delivered for consulting services and subscriptions relating to timing of satisfaction of the Company’s performance obligations.
Balances from contracts with customers for the three months ended March 31, 2024, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $500 and $562 from related parties at March 31, 2024 and December 31, 2023, respectively)	$910	$1,341
Unbilled accounts receivable (including $200 and $267 from related parties at March 31, 2024 and December 31, 2023, respectively)	218	597
Deferred revenue	650	744
Balances from contracts with customers for the year ended December 31, 2023, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $562 and $0 from related parties at December 31, 2023 and 2022, respectively)	$1,341	$600
Unbilled accounts receivable (including $267 and $534 from related parties at December 31, 2023 and 2022, respectively)	597	827
Deferred revenue	744	500
All revenue from contracts with customers was generated in the U.S. and was recognized over time during the three months ended March 31, 2024 and 2023.
Cost of Revenue
Cost of revenue includes expenses related to supporting product offerings. The Company’s primary cost of revenue is personnel costs, including salaries and other personnel-related expense. Cost of revenue also includes costs relating to the Company’s information technology and systems, including depreciation, network costs, data center maintenance, database management and data processing costs. The Company allocates these overhead expenses based on headcount, and thus these expenses are reflected in cost of revenue and each operating expense category.
Research and Development Expenses
Research and development expenses consist primarily of expenses and overhead costs incurred in developing new products. The Company expenses all research and development costs as incurred.
Sales and Marketing Expenses
Advertising expenses, which are included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss, primarily include promotional expenditures, and are expensed as incurred. The amount incurred for advertising expenses for the three months ended March 31, 2024, and 2023 was immaterial.
In addition, sales and marketing expenses consist primarily of personnel-related costs, including salaries and wages, benefits, commissions, bonuses and stock-based compensation expense for the Company’s employees engaged in sales and sales support, business development, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, for personnel and consultants in the Company’s executive and finance functions. General and administrative expenses also include professional fees for legal, finance, accounting, intellectual property, auditing, tax and consulting services, travel expenses and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not otherwise included in research and development expenses or sales and marketing expenses.

F-1

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Warrant Instruments
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.
The Company evaluated its outstanding warrants and concluded that the warrants to purchase common stock at an exercise price of $11.50 per share that are listed on the Nasdaq Capital Market under the ticker symbol “ZPTAW” (“Public Warrants”) and warrants to purchase common stock at an exercise price of $11.50 per share held by the Sponsor and the Sponsor
Co-Investor
(“Private Placement Warrants”) to be issued pursuant to the warrant agreements are indexed to its own common stock and therefore qualify for equity accounting treatment.
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors and non-employees
based on the fair value of the awards on the date of grant using the Black-Scholes option-pricing model. The Company measures restricted stock awards using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s common stock at the date of grant.
The Company grants stock options and restricted stock awards that are subject to service-based vesting conditions. Compensation expense for awards to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees
with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. The Company accounts for forfeitures as they occur.
The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The comprehensive loss for the Company equals its net loss plus changes in foreign currency translation for all periods presented.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

F-1
3

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company
 accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step
process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of March 31, 2024 and December 31, 2023.
Emerging Growth Company
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging
growth companies or (ii) within the same time periods as private companies. The Company intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to those public companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt –
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity
(Subtopic 815 – 40) (“ASU
2020-06”).
ASU
2020-06
simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments became effective for the Company for annual and interim reporting periods beginning after December 15, 2023. The Company adopted ASU
2020-06
on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU
2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

F-1
4

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

In March 2024, the FASB issued ASU
2024-02,
Codification Improvements—Amendments to Remove References to the Concepts Statements
, which amends the Codification to remove references to various concepts statements and impacts various topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU
2024-02
are not intended to result in significant accounting changes for most entities. The guidance in this update is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

3.	Merger
On March 28, 2024, the Company completed its planned Merger with Legacy Zapata, pursuant to which Legacy Zapata became a wholly owned subsidiary of the Company.
In connection with the Merger, AAC filed an application for deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the state of Delaware, under which AAC was domesticated and continues as a Delaware corporation (the “Domestication”), changing its name to Zapata Computing Holdings Inc. At the effective time of the Domestication, existing holders of ordinary shares of AAC received 7,596,206 shares of the Company’s common stock in exchange for their Class A and Class B ordinary shares held immediately prior to the consummation of the Merger.
With the Closing of the Merger, holders of shares of Legacy Zapata common stock and Legacy Zapata Convertible Preferred Stock received an aggregate of 17,696,425 shares of the Company’s common stock, and holders of Legacy Zapata Options received options to purchase an aggregate of 3,016,409 shares of the Company’s common stock, determined by giving effect of the Exchange Ratio of 0.9141.
For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and AAC was treated as the acquired company. This determination was primarily based on the following factors: (i) Legacy Zapata’s existing stockholders had the majority of the voting interest in the combined entity with an approximate 63% voting interest; (ii) the combined company’s board of directors consisted of seven board members with one board member designated by AAC, and each of the remaining six board members were members of the board of directors of Legacy Zapata and one additional independent board member; (iii) Legacy Zapata’s senior management comprised all the senior management of the combined company; and (iv) Legacy Zapata’s existing operations comprised the ongoing operations of the combined company. In accordance with guidance applicable to these circumstances, the Merger was treated as the equivalent of Legacy Zapata issuing stock for the net assets of AAC, accompanied by a recapitalization. The net assets of AAC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were those of Legacy Zapata.
On April 1, 2024, in
 connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital
in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Following the Closing, $2,000 in aggregate principal amount of Senior Secured Notes remain outstanding.
In connection with the Closing of the Merger, the following events occurred as discussed in more detail below:
Unvested Shares
In contemplation of the Merger, AAC, Legacy Zapata, the Sponsor, the Sponsor
Co-Investor
and certain directors entered into a sponsor support agreement. AAC’s Sponsor, the Sponsor
Co-Investor,
key stockholders of the Sponsors and directors owned an aggregate of 5,750,000 Class B ordinary shares of AAC (the “Sponsor Shares”), of which 1,423,500 shares of Class B ordinary shares were subject to certain vesting and forfeiture provisions as described in the sponsor support agreement. At the Closing of the Merger, 1,129,630 Sponsor Shares were determined to be unvested and are subject to forfeiture (the “Unvested Shares”) (see Note 12).

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Purchase Agreement with Lincoln Park
On December 19, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company, at the option of the Company, an aggregate of up to $75,000 of the Company’s common stock from time to time over a
36-month
period following the Commencement Date, subject to certain limitations contained in the Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (the “Lincoln Park Registration Statement”). In accordance with the Purchase Agreement, the Company was required to
pay Lincoln Park a commitment fee of $1,688 (the “Commitment Fee”) as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $563 in shares of common stock and (ii) the Company could
elect to pay the remaining $1,125 amount of the Commitment Fee in either cash or shares of the Company’s common stock, with any shares issuable on the business day prior to the filing of the Lincoln Park Registration Statement and any cash due within 90 days of the Closing Date.
Shares issued as payment for the Commitment Fee are referred to herein as the “Commitment Shares”. As of March 31, 2024, the Company recognized an obligation related to the Commitment Fee of $
1,688 in its condensed consolidated balance sheet.
On April 11, 2024, the Company issued 712,025 shares of common stock to Lincoln Park as consideration for the Commitment Fee (see Note 19).
Forward Purchase Agreement
On March 25, 2024, the Company entered into the Forward Purchase Agreement with Sandia, pursuant to which Sandia purchased, prior to the Closing, 1,000,000 shares of AAC’s Class A Ordinary Shares from third parties through a broker in the open market (the “Recycled Shares”) and, concurrently with the Closing, 500,000 shares of the Company’s common stock at a purchase price of $10.99 per share (the “Additional Shares”). Pursuant to the Forward Purchase Agreement, at the Closing, the Company prepaid to Sandia (the “Prepayment”), (i) with respect to the Recycled Shares, with proceeds from the trust account, a cash amount equal to the (x) product of the number Recycled Shares and (y) $10.99 per share and, (ii) with respect to the Additional Shares, a per share amount equal to $10.99 per share netted against the proceeds from the Additional Shares received from Sandia. In the case of the Recycled Shares, the Prepayment was paid with proceeds from the trust account at the Closing of the Merger. The Prepayment for Additional Shares was netted against the proceeds that Sandia was to pay for the purchase of such Additional Shares, resulting in no cash received or paid for the share issuance (see Note 7).
Advisory Agreements
On July 4, 2023, AAC entered into an engagement letter with a third party, pursuant to which the third party acted as a capital markets advisor to AAC in connection with the Merger. AAC agreed to pay the third party a fee of (i) $500 in cash payable upon the Closing of the Merger, plus (ii) $1,000 in shares of the Company’s common stock, payable 180 days after the Closing of the Merger plus (iii) $1,000 payable in either cash or shares of the Company’s common stock, payable 270 calendar days following the completion of the Merger. On March 25, 2024, AAC and the third party entered into an amendment to the engagement letter to settle the fee arrangement, such that there is no remaining obligation following the Merger.
On September 13, 2023, the Company entered into an agreement with an additional third party for advisory services to be provided in connection with the Merger. In March 2024, the payment terms of the agreement were amended to provide for a fee of $
1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. The Senior Secured Note issued to the third party has the same terms as the Senior Secured Notes issued to other noteholders. The third party did not convert the Senior Secured Note into shares of the Company’s common stock upon the Closing of the Merger.
On February
9
,
2024
, AAC and the Company entered into a capital markets advisory agreement with a third party pursuant to which the Company agreed to pay the third party i) $
300
for capital markets advisory services provided related to the Merger, and ii) $
150
for services provided related to the benefit of the holders of AAC and Zapata securities. On March
27
,
2024
, AAC and the Company also agreed to issue to the third party a Senior Secured Note in the principal aggregate amount of $
150
immediately prior to the Closing of the Merger in exchange for additional capital markets advisory services provided in connection with the Merger. This Senior Secured Note was then converted into
33,333
shares of the Company’s common stock at the Closing of the Merger. The Company recorded a reduction of $
450
in additional
paid-in
capital on its condensed consolidated balance sheet as a transaction cost in connection with the capital markets advisory services provided. During the three months ended March 31, 2024, in connection with the
33,333
shares issued for the additional services, the Company recognized $
150
in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024, pursuant to which the third party acted as a capital markets advisor to the Company in connection with the Merger. The Company agreed to pay the third party a non-refundable cash fee of $
1,800, payable by the Company in monthly payments of $113 commencing on the earlier of May 31, 2024 or the effectiveness of the Lincoln Park Registration Statement until the full advisory fee of $1,800 has been paid (the “Term”), with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Notwithstanding the foregoing, the Company will pay the full $1,800 upon consummation of a financing transaction with proceeds of $15,000 or more (not including sales under the Purchase Agreement or similar financing) during the Term. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. The Company also recorded an obligation of $1,350 to the third party in accrued expenses and other current liabilities and $450 in non-current liabilities within the condensed consolidated balance sheet as of March 31, 2024.

In March 2024, The Company entered into a placement agent agreement to retain an additional third party for the purpose of raising up to $
10,000
, for a term of
60
days from the execution of the placement agent agreement. The Company agreed to pay a cash fee equal to
7.0
% of the gross amount of cash proceeds received by the Company from investors introduced by the third party directly to the Company (the “Financing Proceeds”), payable within
7
business days following receipt of proceeds from any investors introduced by the third party. In addition, the Company agreed to issue a number of shares of common stock equal to
3.0
% of the Financing Proceeds divided by $
4.50
upon the closing of the Merger. The Company made cash payments in an aggregate amount equal to $
123
in connection with the receipt of the Financing Proceeds and issued
11,666
shares of common stock upon the closing of the Merger. The Company capitalized the cash fee and the fair value of the shares issued as a debt discount and amortized using the effective interest method over the term of the loans. (See Note 8).

Marketing Services Agreement

On February
9
,
2024
, AAC entered into a marketing services agreement with a third party to promote investor engagement, pursuant to which AAC agreed to pay the third party in shares of the Company’s common stock with a value of $
300
upon the Closing of the Merger. In connection with the Closing of the Merger, the Company issued
30,706
shares of the Company’s common stock to the third party. As of March 31, 2024, the Company recorded the issuance of the Company’s common stock with a debit and an offsetting entry to additional paid-in
capital in its condensed consolidated balance sheets.
The following
 table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the consolidated statement of changes in equity. Upon the Closing of the Merger, the Company obtained liabilities of $
8,159
from AAC, which comprised of $
223
of accounts payable, $
1,987
of accrued expenses and other current liabilities, $
2,619
of note payable – related party, and $
3,330
of deferred legal fees.

March 28, 2024
Cash - AAC Trust (net of redemptions)	$20,283
Less: AAC costs paid at Closing	(7,317)
Less: Notes payable - related party paid at Closing	(330)

Net proceeds from the Merger	12,636
Less: Liabilities obtained from AAC	(8,159)

Merger consideration	$4,477

The number of shares
of the Company’s common stock outstanding immediately following the consummation of the Merger was as follows:

Share Ownership
Legacy Zapata equityholders	17,696,425
AAC public shareholders	1,846,206
AAC Sponsor shares	5,750,000
Senior Secured Note holders	3,257,876
Additional Shares issued pursuant to the Forward Purchase Agreement	500,000
Capital markets advisors	42,372

Total shares of common stock immediately after the Merger	29,092,879

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

4.	Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$6,037	$—	$—	$6,037

	$6,037	$—	$—	$6,037

Liabilities:
Forward purchase agreement derivative liability	$—	$—	$4,935	$4,935

	$—	$—	$4,935	$4,935

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,693	$—	$—	$2,693

	$2,693	$—	$—	$2,693

The Company’s
 cash equivalents maintained in money market funds are based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, the note payable – related party, deferred revenue, deferred legal fees and the obligation to issue common stock approximate their fair values due to the short-term nature of these instruments. The Senior Secured Notes (as defined in Note 8) were issued at a substantial premium. Accordingly, the Company accounts for the Senior Secured Notes under the amortized cost model. The Forward Purchase Agreement derivative liability is carried at fair value, determined according to Level 3 inputs in the fair value hierarchy (see Note 7).
For the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Forward Purchase Agreement Derivative Liability

As described in Note 3, the Company entered into the Forward Purchase Agreement in connection with the Merger on March 25, 2024. The Forward Purchase Agreement contains (i) an Optional Early Termination provision, and (ii) a Variable Maturity Consideration. The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered as a freestanding financial instrument and meet the definition of a derivative instrument.

The fair value of the forward purchase agreement derivative liability, consisting of the Optional Early Termination and the Variable Maturity Consideration, was estimated using a Monte-Carlo Simulation in a risk-neutral framework. The fair value of the derivative liability was equal to the difference between the fair value of the Forward Purchase Agreement and the amount of cash receivable at the two-year
settlement date, which was calculated as the present value of the initial reset price of $
10.00
per share (as defined in the Forward Purchase Agreement) discounted using the term-matched risk-free rate.
The following table represents the significant inputs used in calculating the forward purchase agreement derivative liability on the issuance date and as of March 31, 2024:

Stock price	$13.60
Expected volatility	50.00%
Risk-free interest rate	4.54%
Expected life (in years)	2
Expected dividend yield	0%

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company
 determined the initial value for the forward purchase agreement derivative liability of $4,935 using the Level 3 inputs as of the issuance date on March 28, 2024 and recorded the loss on issuance of $4,935 as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss. No changes in fair value of forward purchase agreement derivative liability were recorded during the three months ended of March 31, 2024 in the condensed consolidated statements of operations and comprehensive loss as its initial fair value approximates the fair value as of March 31, 2024.

5.	Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Computer equipment	$640	$630
Furniture and fixtures	128	128
Leasehold improvement	26	26

	794	784
Less: Accumulated depreciation and amortization	(665)	(628)

Property and equipment, net	$129	$156

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2024, and 2023 was $38 and $45, respectively.

6.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued employee compensation and benefit	$710	$263
Accrued professional fees	4,705	1,377
Other	120	305

	$5,535	$1,945

7.	Forward Purchase Agreement
On March 25, 2024, the Company entered into the Forward Purchase Agreement with Sandia, pursuant to which Sandia purchased, from the open market,
1,000,000
Recycled Shares and
500,000
Additional Shares, which represents the maximum number of shares subject to purchase under the Forward Purchase Agreement, subject to adjustment as described below (the “Maximum Number of Shares”). The number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.
Pursuant to the Forward Purchase Agreement, at the Closing of the Merger, the Company prepaid to Sandia (the “Prepayment”), with respect to the Recycled Shares, with proceeds from the trust account, a cash amount equal to the (x) product of the number Recycled Shares and (y) $10.99 per share, totaling $
10,986
which was paid at the Closing of the Merger. With respect to the Additional Shares, a per share amount equal to $10.99 per share was netted against the proceeds from the Additional Shares received from Sandia, resulting in no cash received or paid for the share issuance.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

As of March 31, 2024, the reset price (the “Reset Price”) was $
10.00
per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring
180
days after the closing date of the Merger, to be greater of (a) $
4.50
and (b) the 30-day volume weighted
average price of shares of the Company’s common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which the Company closes any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of the Company’s common stock or securities of the Company or any of its subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of the Company’s common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).
In the event of a Dilutive Offering Reset, the Maximum Number of Shares will be increased to an amount equal to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. In such event, Sandia has the right to purchase more Additional Shares, up to the Maximum Number of Shares, for which the Company will be required to provide a cash prepayment to Sandia netted against the purchase price for such shares, and such Additional Shares will be subject to the terms of the Forward Purchase Agreement.
To the extent Sandia does not early terminate shares purchased under the Forward Purchase Agreement, as described below, the parties will settle the then outstanding shares held by Sandia upon the Valuation Date, such date being two years
from the Closing of the Merger, March 28, 2026, subject to acceleration under certain circumstances, as described in the Forward Purchase Agreement. On the Cash Settlement Payment Date, which is the ten
th business day following the last day of the valuation period commencing on the Valuation Date, as described in the Forward Purchase Agreement (the “Valuation Period”), Sandia will pay the Company a cash amount equal to (A) the number of shares subject to the Forward Purchase Agreement as of the Valuation Date less the number of unregistered shares, multiplied by (B) the volume-weighted average price over the Valuation Period (the “Settlement Amount”); provided, that if the amount of the Settlement Amount Adjustment (as defined below) payable by the Company to Sandia is less than the Settlement Amount, then the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash. The Company will pay to Sandia on the Cash Settlement Payment Date an amount (the “Settlement Amount Adjustment”) equal to (1) the Number of Shares as of the Valuation Date multiplied by $2.00 per share if the amount is to be paid in cash, or (2) if the Settlement Amount Adjustment exceeds the Settlement Amount, the Company may at its election pay the Settlement Amount Adjustment to Sandia in shares of common stock of the Company, in an amount equal to the product of the number of shares, including the Recycled Shares and the Additional Shares as of the Valuation Date multiplied by $2.25; provided, that in certain circumstances as described in the Forward Purchase Agreement, including if a Delisting Event (as defined in the Forward Purchase Agreement) occurs during the Valuation Period, such amount must be paid in cash.
In addition, during the term of the Forward Purchase Agreement, Sandia may elect to terminate the transaction in whole or in part by providing a written notice to the Company, which will specify the quantity by which the number of shares will be reduced (the “Terminated Shares”). The Company shall be entitled to an amount from Sandia, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price, as defined hereafter, on the date of notice.
The Company has determined that the Optional Early Termination provision and the Variable Maturity Consideration, within the Forward Purchase Agreement as combined are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative.
The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value of $4,935 with the initial value of the instrument recorded as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss. No changes in fair value of forward purchase agreement derivative liability were recorded during the three months ended March 31, 2024 in the condensed consolidated statements of operations and comprehensive loss as its initial fair value of $4,935 approximates the fair value as of March 31,
2024.

The Prepayment

is accounted for as a subscription receivable and recorded as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and the Additional Shares. As of March 31, 2024, the Company recognized a subscription receivable of $
10,986
associated with the Recycled Shares as a reduction to additional paid-in
capital in its condensed consolidated balance sheet and a subscription receivable associated with the Additional Shares was fully offset with the proceeds that Sandia paid for the purchase of these shares, resulting in no cash received or paid for such share issuance.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

In addition, the Company reimbursed Sandia $
64
at the Closing for
reasonable
out-of-pocket
expenses for costs incurred in connection with the transaction, and (b) $
54
in expenses incurred in connection with the acquisition of the Recycled Shares. These expenses were recorded within other expense, net in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024. The Company will also pay to the third party a quarterly fee of $
5
in consideration of
certain
legal and administrative obligations in connection with this transaction.

8.	Debt
The aggregate principal amount of debt outstanding as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Senior secured notes	$2,000	$8,900
Note payable - related parties	2,619	—

	$4,619	$8,900

Current and
non-current
debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Current liabilities:
Note payable - related parties	$2,428	$—

Debt, current portion	2,428	—

Non-current liabilities:
Note payable - related parties	191	—
Senior secured notes	2,000	8,900

Debt, net of current portion	2,191	8,900

Total Debt	$4,619	$8,900

Senior Notes
On June 13, 2023, Legacy Zapata entered into a senior note purchase agreement with and issued senior promissory notes to certain lenders. Under the agreements, Legacy Zapata was permitted to issue convertible notes in an aggregate principal amount of up to $20,000 (the “Senior Notes”). The Senior Notes accrued interest at a rate of 20.0% per annum, had a maturity date of June 13, 2024, and could be extended one year from the maturity date at the option of Legacy Zapata. The Senior Notes were convertible in connection with a business combination between Legacy Zapata and a publicly traded special purpose acquisition company, including the Merger, or in connection with an IPO, in each on or prior to the maturity date, at a conversion price of $8.50 per share. On December 22, 2023, the aggregate principal amount of $5,625 plus accrued and unpaid interest of $557 of the Senior Notes were exchanged for $6,182 of the aggregate principal amount of the Senior Secured Notes (as defined below). Accrued and unpaid interest on the borrowings under the Senior Notes prior to the exchange was calculated at an interest rate of 20.0% based on the
365-day
period
from the issuance date to the amendment date. As of December 22, 2023, all Senior Notes were canceled in exchange for Senior Secured Notes with a principal amount equal to the principal amount of the Senior Notes plus accrued and unpaid interest through the date immediately prior to the exchange.
Senior Secured Notes
On December 22, 2023, Legacy Zapata entered into a Security Agreement and Senior Secured Note Purchase Agreement (collectively, the “Senior Secured Notes Agreements”) with new and existing noteholders. Under the Senior Secured Notes Agreements, Legacy Zapata was authorized to issue convertible notes (the “Senior Secured Notes”) in an aggregate principal amount of up to $14,375 and offered to exchange its outstanding Senior Notes for Senior Secured Notes. The Senior Secured Notes accrue interest at a compound rate of 15.0% per annum and mature on December 15, 2026. The Senior Secured Notes Agreements allowed existing noteholders the option to surrender their existing Senior Notes in exchange for Senior Secured Notes of an equal aggregate principal amount plus accrued and unpaid interest. All existing holders of Senior Notes exercised this option. The total principal and accrued interest of Senior Notes exchanged amounted to $5,625 and $557, respectively.
The Company determined that the exchange is a debt extinguishment. As of December 31, 2023, Legacy Zapata had an outstanding balance of Senior Secured Notes of $8,900, which was netted with $158 of unamortized debt issuance costs.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

From January through March 2024, Legacy Zapata issued $
7,150
in additional aggregate principal amount of Senior Secured Notes, which includes certain
Senior Secured Notes with an aggregate principal amount of $
1,150
that were issued to third party advisors in lieu of cash payment for services rendered to Legacy Zapata related to the
Merger (Note 3). The Senior Secured Notes
 were or
are
, as applicab
le
,
convertible at the option of the holder in connection with a business combination between Legacy Zapata and a publicly-traded special purpose acquisition company, including the Merger, or in connection with an initial public offering, in each case on or prior to the maturity date, at a conversion price (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) of (i) $4.50 per share at the closing of such business combination, including the Merger, or initial public offering, as applicable, or (ii) $8.50 per share at any time after the closing of such business combination, including the Merger, or initial public offering, as applicable.
The
Senior Secured Notes issued from January 2024 to March 2024 were issued at a substantial premium. Accordingly, the Company accounted for the issuance of these Senior Secured Notes under the amortized costs model. The premium associated with the Senior Secured Notes, which was recorded as a loss on the issuance date of $9,776 was recorded within other income (expense) and as additional paid-in
capital. For the three months ended March 31, 202
4
 the Company recognized $416
in interest expense related to contractual interest on the Senior Secured Notes, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive loss. Legacy Zapata incurred an additional $
210
of debt issuance costs in connection with the Senior Secured Notes issued from January 2024 to March 2024 and were accounted as a debt discount, of which $53 was settled through the issuance of 11,666 shares of the Company’s common stock upon the Closing of the Merger
 (see Note 3).
For the three months ended March 31, 2024, the Company recognized $368 in interest expense associated with the accelerated amortization of debt issuance costs upon the conversion of the Senior Secured Notes, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive loss.
The premium associated with the Senior Secured Notes issued during the three months ended March 31, 2024 was estimated utilizing a binomial lattice model which includes a combination of the discounted cash flow and optional conversion with
De-SPAC
features. The following table presents the significant unobservable inputs that were included in the discounted cash flow feature and the optional conversion with
De-SPAC
feature
for the period of January 1, 2024 to March 27, 2024 (the last issuance date):

March 31, 2024
Significant Unobservable Input	Input Range
Model	Discounted cash flow
Discount rate	29.7% to 31.4%

Model	Optional conversion with De-SPAC
Closing stock price	$9.49 to $10.97
Expected annual volatility	55.0%
Risk free rate	4.2% to 4.4%
Dividend yield	0.0%
Preferred yield	29.7% to 31.4%
Upon the Closing of the Merger, a portion of the aggregate outstanding the Senior Secured Notes converted into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties). Upon the conversion of the Senior Secured Notes, the principal balance
 of the debt of $14,207 and associated accrued interest of $453 were converted, resulting in an increase in common stock and additional
paid-in
capital of $14,660.
Certain holders of the Senior Secured Notes, holding $
2,000
in aggregate principal amount, did not convert their Senior Secured Notes into shares of the Company’s common stock and are recognized at amortized cost. As of March 31, 202
4
, the $2,000 of outstanding Senior Secured Notes did not have any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes.

The $2,000 of outstanding Senior Secured Notes mature on December 15, 2026.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Notes Payable - Related Parties
To
finance transaction costs in connection with the Merger, the Sponsor and certain of AAC’s officers and directors made working capital loans (the “Notes Payable – Related Party”) to AAC prior to the Closing. The Notes Payable – Related Party would either be repaid upon the consummation of the Merger, without interest, or at AAC’s discretion, up to $1,500 of such Notes Payable – Related Party could be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant at the Closing
D
ate of the Merger (see Note 11).
On March
28
, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2,619, which was also due per its terms at the Closing of the Merger was deferred and became due in monthly installments (including interest accruing from the Closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement (see Notes 3 and 10). The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. The Company accounted for the Notes Payable – Related Party under the amortized cost model. As of March 31, 2024, the outstanding balance of the Notes Payable – Related Party was $2,619 within the Company’s condensed consolidated balance sheet. There was no unamortized debt discount related to Notes Payable – Related Party as of March 31, 2024.
As of March 31, 2024, future minimum payments required on the Senior Secured Notes and the Notes Payable – Related Party are as follows:

Year Ending	Amount
2024 (remaining)	$1,891
2025	796
2026	2,000

Total future minimum payments	4,687
Less: imputed interest	(68)

Total Debt	$4,619

9.	Convertible Preferred Stock
In
connection with the Merger on March 28, 2024, each holder of the Convertible Preferred Stock was converted into the right
to
receive 0.9141 shares of the Company’s common stock. The Company determined that the Merger constituted a deemed liquidation under its charter and, as such, the holders of the Convertible Preferred Stock were entitled to receive an amount per share equal to the greater of i) the applicable original issue price of the applicable series of the Convertible Preferred Stock, plus any dividends declared but unpaid thereon (the “Preference”), or ii) such amount per share as would have been payable had all shares of the Convertible Preferred Stock been converted into common stock immediately prior to the Merger (the “As Converted Amount”). Upon the Closing of the Merger, the Company determined that the As Converted Amount was greater than the Preference, and converted 14,222,580 shares of Convertible Preferred Stock into 13,001,114 shares of the Company’s common stock. The Company’s capital amounts prior to the Merger have been retrospectively restated as shares reflecting the conversion ratio of 0.9141 established in the Merger. Following the Closing, the Company has no shares of Convertible Preferred Stock outstanding.
As of December 31, 2023, the authorized, issued, and outstanding Convertible Preferred Stock and their principal terms after retrospectively adjusting for the effect of the reverse recapitalization were as follows:

		December 31, 2023
	Par Value	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed Preferred Stock	$0.0001	2,163,527	1,977,705	$5,380	$5,443	1,977,705
Series A Preferred Stock	0.0001	4,785,883	4,374,866	21,417	21,626	4,374,866
Series B-1 Preferred Stock	0.0001	6,264,714	5,337,972	30,587	30,760	5,337,972
Series B-2 Preferred Stock	0.0001	1,433,699	1,310,571	7,332	7,175	1,310,571

		14,647,823	13,001,114	$64,716	$65,004	13,001,114

As of December 31, 2023, the holders of the Convertible Preferred Stock had the following rights and preferences:
Voting Rights—
The holders of Convertible Preferred Stock voted together with all other classes and series of stock as a single class on an as-converted
basis. Each share of Convertible Preferred Stock entitled the holder to such number of votes per share as would equal the number of shares of common stock into which the share w as then
convertible. The holders of the Series A Preferred stock were entitled to elect one member of the Company’s Board of Directors, holders of the Series B Preferred Stock were entitled to elect one member of the Company’s Board of Directors, the holders of Convertible Preferred Stock, voting together, were entitled to elect two members of the Company’s Board of Directors, and the holders of the common stock were entitled to elect two members of the Company’s Board of Directors.

F-2
3

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Dividends—
The Convertible Preferred Stock had the right to receive dividends only when, as and if declared by the Company’s Board of Directors. No dividends have been declared through March 31, 2024.
Redemption—
The Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock were not redeemable.
Liquidation—
In the event of liquidation, dissolution or winding up of the Company, the Convertible Preferred Stockholders would be entitled to receive, in preference to all common stockholders, an amount after retrospectively adjusting for the effect of the reverse recapitalization equal to $2.7524 per share for Series Seed, $4.9433 per share for Series A, $5.7626 per share for Series
B-1,
and $5.4745 per share for Series
B-2
as adjusted for certain events, plus any declared or accrued and unpaid dividends. If upon such liquidation, dissolution, winding up or deemed liquidation event, the assets of the Company available for distribution to it stockholders would be insufficient to pay the holders of shares of Convertible Preferred Stock the full amount to which they would be entitled, the holders of Convertible Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Convertible Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After such distributions had been made, the remaining assets available for distribution would be distributed among the common stockholders on a pro rata basis based upon the number of shares held by each common stockholder.
Conversion—
Each share of Series Seed Preferred Stock, Series A Preferred Stock, Series
B-1
Preferred Stock, and Series
B-2
Preferred Stock was convertible into one share of common stock based on a conversion price of $2.7524, $4.9433, $5.7626, and $5.4745 per share, respectively, adjustable for certain dilutive events. Conversion was at the option of the holder. The Convertible Preferred Stock converted automatically upon the closing of an IPO resulting in net proceeds of at least $50,000 or upon the decision of the holders of at least fifty percent of the outstanding Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock.

10.	Common Stock
As of December 31, 2023, Legacy Zapata had 23,500,000 shares of $0.0001 par value common stock authorized. The voting, dividend, and liquidation rights of the holders of Legacy Zapata’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Convertible Preferred Stock set forth above and as designated by resolution of the Board of Directors. Each share of common stock entitles the holder to one vote, together with the holders of the Convertible Preferred Stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by Legacy Zapata’s Board of Directors, subject to the preferential dividend rights of Convertible Preferred Stock.
As of December 31, 2023, after retrospectively adjusting for the effect of the reverse recapitalization, Legacy Zapata reserved 3,276,076 shares of its common stock to provide for exercise of outstanding stock options, and the future issuance of common stock options and restricted stock awards under the 2018 Plan (as defined in Note 12) and 13,001,114 shares to provide for the potential conversion of shares of Convertible Preferred Stock into common stock. Following the effectiveness of the 2024 Equity and Incentive Plan (the “2024 Plan”) in March 2024, the 2018 Plan has been terminated and Legacy Zapata will not make any further awards under the 2018 Plan. The Company has reserved 3,491,146 shares of the Company’s common stock for issuance under the 2024 Plan as of March 31, 2024 (see Note 12).
In connection with the consummation of the Merger, the Company’s authorized capital stock consists of 600,000,000 shares of the Company’s common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock were issued or outstanding as of March 31, 2024. Upon the Closing, a) 17,696,425 shares of the Company’s common stock were issued to Legacy Zapata shareholders based on the Exchange Ratio of 0.9141, b) 1,846,206 shares of the Company’s common stock were held by AAC’s public shareholders who did not exercise redemption rights in connection with the Merger, c) 5,750,000 shares of the Company’s common stock were held by AAC’s sponsor and sponsor co-investor
and key stockholders of the Sponsors, d) 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) were issued upon conversion of Senior Secured Notes, e) 500,000 shares of the Company’s common stock were issued to Sandia pursuant to the Forward Purchase Agreement, and f) 42,372 shares of the Company’s common stock have been issued to certain capital markets advisors.
On March 2
9
, 2024,
a
n employee exercised
an
option following the Merger and the Company issued 30,822 shares of the Company’s common stock.
As of March 31, 2024 and December 31, 2023, 29,123,701 shares and 4,678,950 shares of the Company’s common stock were outstanding, respectively.

F-2
4

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Under the terms of the Company’s certificate of incorporation, the Company’s Board of Directors is authorized to direct the Company, without any action or vote by its stockholders (except as may be provided by the terms of any class or series of Company preferred stock then outstanding), to issue shares of preferred stock in one or more series without the approval of the Company’s stockholders. The Company’s Board of Directors has the discretion to determine the rights, powers, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
Lincoln Park Purchase Agreement
On December 19, 2023, AAC and the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $75,000 of shares of common stock from time to time over a
36-month
period following the Closing of the Merger, subject to the satisfaction of the conditions in the Purchase Agreement. In accordance with the Purchase Agreement, the Company must pay Lincoln Park a commitment fee of $1,688
(see Note 3).
In connection with the Purchase Agreement, AAC and the Company also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which the Company is obligated to file the Lincoln Park Registration Statement that covers the shares of common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares) with the SEC within 45 days following the Closing of the Merger. The Company filed the Lincoln Park Registration Statement on April 12, 2024.

11.	Warrants
Public Warrants and Private Placement Warrants
As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (See Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of March 31, 2024, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.
The Warrants expire on the fifth anniversary of the Merger or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Merger, provided that the Company has an effective registration statement under the Securities Act covering the shares of the Company’s common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available or a valid exemption is available
The Company may redeem the outstanding warrants:

a.	in whole and not in part;

b.	at a price of $0.01 per Public Warrant;

c.	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

d.
if, and only if, the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending three trading days before the Company can send the notice of redemption to the warrant holders.

F-2
5

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

If the Company calls the Public Warrants for redemption as described above, the Company may elect to require the exercise of the Public Warrants on a “cashless basis” as described below. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis”. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of common shares equal to the quotient obtained by dividing (x) the product of the number of the Company’s common stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) of the Company’s common stock over the exercise price of the Public Warrants by (y) the

“fair market value.” Solely for purposes of this paragraph, the “fair market value” means the volume-weighted average last reported sale price of the Company’s common stock as reported for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. However, except as described below, the Public Warrants will not be adjusted for issuances of the Company’s common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. The Private Placement Warrants are substantially identical to the Public Warrants. There are certain terms that differ the Private Placement Warrants from the Public Warrants including that the Private Placement Warrants and the Company’s common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until

30

days after the Closing Date, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
The warrant agreements also contain a provision wherein warrant holders can receive an “alternative issuance” (as defined in the applicable warrant agreement), including as a result of a tender offer that constitutes a change of control.
As of March 31, 2024 and December 31, 2023, there were
11,499,982
and
11,500,000
Public Warrants outstanding, respectively. As of March 31, 2024 and December 31, 2023, there were
13,550,000
Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC
815-40,
Derivatives and Hedging
. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

12.	Compensation Plans
2018 Equity Incentive Plan
In 2018, the Board of Directors adopted the 2018 Stock Incentive Plan (the “2018 Plan”). Under the terms of the 2018 Plan, incentive stock options could be granted to employees of Legacy Zapata and nonqualified stock options, or restricted stock awards could be granted to directors, consultants, employees and officers of Legacy Zapata. The exercise price of stock options cannot be less than the fair value of Legacy Zapata’s common stock on the date of grant. The options vest over a period determined by the Board of Directors, generally four years, and expire not more than ten years from the date of grant.
After retrospectively adjusting for the effect of the reverse recapitalization, the total number of shares of common stock designated for issuance under the 2018 Plan was
4,058,126
as of December 31, 2023. As of December 31, 2023, there were
197,598
shares remaining available for future grants under the 2018 Plan. Following the effectiveness of the 2024 Plan in March 2024, the 2018 Stock Incentive Plan has been terminated and Legacy Zapata will not make any further awards under the 2018 Stock Incentive Plan.
2024 Plan
In March 2024, the Board of Directors adopted the 2024 Plan, which has been approved by the Company’s shareholders. The 2024 Plan became effective immediately prior to the consummation of the Merger. Under the terms of the 2024 Plan, equity and equity-based incentive awards, as well as cash awards may be granted to employees, directors and consultants. As of March 31, 2024, the Company has reserve
d 3,491,146
shares of the Company’s common stock for issuance under the 2024 Plan. The 2024 Plan provides that the number of shares of the Company’s common stock reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by
5
% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. Shares of underlying any stock-based awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for the grant of awards under the 2024 Plan. As of March 31, 2024, the Company has not granted any awards under the 2024 Plan.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Stock Option Valuation
The Company uses the Black-Scholes option-pricing model to value option grants on the date of grant and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimations. The Company bases its expected volatility on the volatilities of certain publicly-traded peer companies. Management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the stock options granted. The Company uses the simplified method (an expected term based on the midpoint between the vesting date and the end of the contractual term) to calculate the expected term for awards that qualify as “plain-vanilla” options as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the measurement date. Prior to the Closing of the Merger, the fair value of the common stock was determined by management with consideration to a third-party valuation, which contemplated a broad range of factors, including the illiquid nature of the investment in the Company’s common stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and recent sale and offer prices of common and convertible preferred stock, if any, in private transactions negotiated at arm’s length. Following the Closing of the Merger, the fair value of the common stock has been determined based on the traded price of the Company’s common stock.
Stock Options
Upon the Closing of the Merger, holders of Legacy Zapata Options received options to purchase an aggregate of 3,016,409 shares of the Company’s common stock, determined by giving effect of the Exchange Ratio of 0.9141. Stock option activity under the 2018 Plan after retrospectively adjusting for the effect of the reverse recapitalization during the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,078,475	$2.38	6.98	$4,489
Granted	—	—
Exercised	(47,183)	1.44
Forfeited and expired	(112,743)	2.49

Balance at March 31, 2024	2,918,549	$2.39	6.85	$32,696

Options vested and exercisable at March 31, 2024	2,090,219	$2.03	6.27	$24,182

Options vested and expected to vest at March 31, 2024	2,918,549	$2.39	6.85	$32,696

All stock options granted have time-based vesting conditions and vest over a four-year period. As of March 31, 2024, there was $1,058 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 1.47 years.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development	$37	$5
Sales and marketing	20	(10)
General and administrative	124	37
Cost of revenue	10	13

	$191	$45

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

Unvested Shares
In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor
to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements.

Employee Stock Purchase Plan
In March 2024, the Board of Directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which has been approved by the Company’s shareholders. The 2024 ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through accumulated contributions, which generally will be made through payroll deductions. The 2024 ESPP permits the administrator of the 2024 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Internal Revenue Code of 1986 (the “Code”). In addition, the 2024 ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans
adopted by the administrator that are designed to achieve desired tax or other objectives. As of March 31, 2024, 581,858 shares (the “Initial ESPP Limit”) of the Company’s common stock were reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares of the Company’s common stock reserved and available for issuance under such plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by the least of the Initial ESPP Limit, 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator.
Each offering of the Company’s common stock under the 2024 ESPP will be for a period of six months (the “offering period”). The first offering period under the 2024 ESPP will begin and end on such date or dates as determined by the plan administrator. Subsequent offerings under the 2024 ESPP will generally begin on the first business day occurring on or after each January 1 and July 1 and will end on the last business day occurring before the following July 1 and January 1, respectively. Shares are purchased on the last business day of each offering period (the “exercise date”).
On the exercise date of each offering period, the eligible employee is deemed to have exercised the option, at the exercise price, for the lowest of (i) a number of shares of the Company’s common stock determined by dividing such employee’s accumulated payroll deductions or contributions on such exercise date by the exercise price; (ii) the number of shares of the Company’s common stock determined by dividing $25 by the fair market value of the Company’s common stock on the first day of such offering period; or (iii) such lesser number as established by the plan administrator in advance of the offering. The exercise price is equal to the lesser of (i) 85% the fair market value per share of the Company’s common stock on the first day of the offering period or (ii) 85% of the fair market value per share of the Company’s common stock on the exercise date. The maximum number of shares of the Company’s common stock that may be issued to any eligible employee under the 2024 ESPP in a calendar year is a number of shares of the Company’s common stock determined by dividing $25 by the fair market value of the Company’s common stock, valued at the start of the offering period, or such other lesser number of shares as determined by the plan administrator from time to time.
As of March 31, 2024, the Company has not issued any shares under the 2024 ESPP.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

13.	Leases
Operating leases
As a lessee, the Company leases certain office spaces under
non-cancelable
operating leases located in the United States and Canada. The following table sets forth information about the Company’s operating lease costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$91	$101
Short-term lease cost	3	—

Total lease costs	$94	$101

There were

no
variable lease costs for the three months ended March 31, 2024 and 2023.
The following table sets forth supplemental information about the leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating liabilities	$96	$103
Weighted-average remaining lease term – operating leases	0.50	1.40
Weighted-average discount rate – operating leases	11.28%	11.52%
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2024:

Fiscal Year	Amount
2024 (remaining)	$165
Thereafter	—

Total future minimum lease payments	165
Less: imputed interest	(4)

Present value of lease liabilities	$161

14.	Income Taxes
In determining the quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date
income (loss), adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective income rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax
income (or loss) for the year, projections of the proportion of income (and/or loss) earned and tax in foreign jurisdictions and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of
$
6
and
$
4
,
respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of

21
%
primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

15.	Retirement Plan
The Company maintains a defined-contribution plan und
e
r Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The Company’s 401(k) Plan covers all eligible employees and allows participants to defer a portion of their annual compensation on a pre-tax
basis. Employees of the Company may participate in the 401(k) plan immediately upon hiring, as there are no age or service requirements. The Company does not match employee contributions.

16.	Commitments and Contingencies
License and Collaboration Agreements
During 2018, the Company entered into an exclusive patent license agreement (the “license agreement”) with a term that continued unless terminated by the Company or the licensor. The license agreement contained annual license maintenance fee payments, milestone payments, as well as payments based on a percentage of net sales. Under the license agreement, the Company issued shares of its common stock to the licensor representing four percent of the Company’s capital stock on a fully diluted basis.
The license agreement obligated the Company to pay fixed annual license maintenance fees of $100 for the year ended December 31, 2023, and $100 per year thereafter until the Company or the licensor terminates the license.
The license agreement
 obligated the Company to pay fixed milestone payments upon the achievement of certain sales thresholds. The payments total $150, and the maximum sales threshold is $25,000. The Company did not trigger any payments to the licensor during the three months ended March 31, 2024, and 2023.
The license agreement obligated the Company to pay a royalty calculated as two percent of net sales. The license agreement also required the Company to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. The Company paid zero in royalties during the three months ended March 31, 2024, and 2023. On February 10, 2023, the Company terminated the license agreement by written notice to the licensor. Subsequent to the termination of the license agreement, all licensing rights held by the Company were forfeited to the licensor. The Company did not owe any accrued obligations or payments to the licensor after the license agreement was terminated.
Andretti Agreements
On February 10, 2022, the Company entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through July 2024. Through March 31, 202
4
, the Company has paid $3,500 under the agreement and for the three months ended March 31, 2024 and 2023, the Company recorded $696 in sales and marketing expense related to the sponsorship agreement. There was $3,000 included in accounts payable as of March 31, 2024 related to the sponsorship agreement. The remaining commitment of $1,500 will be due and payable from May to July 2024.
On March 28, 2024, the Company entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Subject to the agreement, the Company has committed to make payments under the sponsorship agreement in an amount totaling $1,000, due from
July
to
November 2024
.
Advisory and Other Agreements
In connection with the
Merger
, on September 13, 2023, the Company entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. The third party did not convert the Senior Secured Note into shares of the Company’s common stock upon the Closing of the Merger.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024. The Company agreed to pay the third party a non-refundable cash fee of $
1,800,
payable by the Company in monthly payments of $113 over the Term (as defined in Note 3) with $
300
of such payment waivable if the Company voluntarily prepays $
1,500
to the third party prior to December 31, 2024. Upon the Closing of the Merger, the Company recognized $
1,800
as transaction costs, which recorded as a reduction in additional paid-in capital.
In addition to the aforementioned advisory agreements, the Company entered into various deferred payment plans for other agreements and amendments with an aggregate amount of $5,163. The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current
liabilities within the condensed consolidated balance sheet as of March 31, 2024. These obligations are expected to be fully repaid by December 31, 2025.

Year ending	Amount
2024 (remaining)	$5,093
2025	2,120

Total	$7,213

Collaborative Research Agreement
On
February 12, 2024, the Company entered into a collaborative research agreement with a third party, pursuant to which the Company and the third party will partner to develop a quantum generative AI application and a hybrid solver over a three-month term. The Company will lead the development of the application. Following the completion of the initial three-month term, the third party will host the quantum generative AI application on its cloud service and provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement
, which
will be due and payable from
April
2024 to February 2027. The third party contributed $
1,000
to the project in the form of a Senior Secured Note, which it did not elect to convert into the Company’s common stock upon the Closing of the Merger and remains outstanding.

17.	Net Loss per Share
The Company applies the
two-class
method when computing net income (loss) per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class
method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class
method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the undistributed earnings as if all income (loss) for the period had been distributed. There is no allocation required under the two-class
method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.
Basic net loss per share available to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the periods presented. The weighted-average number of common stock outstanding excludes any Unvested Shares that have not met their vesting conditions during the periods presented. For purposes of this calculation, outstanding stock options and warrants to purchase common stock, Unvested Shares, Senior Secured Notes including accrued interest and the potential issuance of common stock upon the conversion of the Convertible Preferred Stock prior to the Closing of the Merger were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. Accordingly, in periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common stockholders for each of the three months ended March 31, 2024 and 2023.
The following table sets forth the computation of net loss per common share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(22,320)	$(5,068)

Denominator:
Weighted-average common shares outstanding, basic and diluted	5,457,386	4,657,228

Net loss per share attributable to common stockholders, basic and diluted	$(4.09)	$(1.09)

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock (as converted to common stock)	—	13,001,114
Senior Secured Notes, including accrued interest	238,001	—
Public Warrants	11,499,982	—
Private Placement Warrants	13,550,000	—
Unvested Shares	1,129,630	—
Stock options to purchase common stock	2,918,549	2,669,324

	29,336,162	15,670,438

18.	Related Party Transactions
The Company’s Chief Executive Officer and member of the Company’s Board of Directors, as well as the Company’s Chief Technology Officer, entered into a Second Amended and Restated Right of First Refusal and
Co-Sale
Agreement on August 31, 2020. This agreement provides for customary rights of first refusal and co-sale
related to certain sales of Zapata capital stock. This agreement terminated upon the Closing of the Merger.

A former member
 of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to the Company. For each of the three months ended March 31, 2024 and 2023, the Company remitted fees of $15 to the member of its Board of Directors for these services. Additionally, a former member of Legacy Zapata’s Board of Directors that left the Board of Directors in January 2023 also provided consulting services to the Company. The amount of fees that the Company remitted to the former member of its Board of Directors for the services rendered during the three months ended March 31, 2023 was immaterial. There was $700 and $829 due from related parties as of March 31, 2024 and December 31, 2023 and $3,000, and $1,500 of payables due to related parties as of March 31, 2024 and December 31, 2023, respectively.
On June 13, 2023, the Company issued two Senior Notes with respective principal amounts of $500 to each of two greater than 5% stockholders of Legacy Zapata. On June 28, 2023, Legacy Zapata approved the appointment of a new member of its Board of Directors. The Company issued a Senior Note with a principal amount of $
500 to this member on July 2, 2023. In December 2023, all outstanding Senior Notes were canceled and reissued as Senior Secured Notes (see Note 8).
On
March
28
, 2024, each of the two notes issued on June 13, 2023 was converted into 127,554 shares of common stock, and the note issued on July 2, 2023 was converted into 126,348 shares of common stock. There was $0 included within Senior Secured Notes on the condensed consolidated balance sheets related to these notes at March 31, 2024.
One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with the Company. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with the Company (see Note 16), both of which expire on December 31, 2024. During each of the three months ended March 31, 2024 and 2023, the Company recorded $433 in revenue related to the enterprise solution subscription agreement. Andretti Global also entered into a managed service agreement with the Company in October 2022. For the three months ended March 31, 2024 and 2023, the Company recorded $0 and $61, respectively, in revenue related to the enterprise managed service agreement. For the three months ended March 31, 2024 and 2023, the Company recorded $696 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service and will recognize $2,087 for the remaining nine months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at
March
 31, 202
4
include $3,000 in accounts payable at
March
 31, 202
4
and payments of $1,500 due from May to July 2024.
On March 28, 2024, the Company entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global, which expires on December 31, 2024. The Company’s committed future payments under the sponsorship agreement total $1,000 and are due from July to November 2024.
On March 28, 2024, the Company entered into an Order Form under the February 2022 enterprise solution subscription agreement with Andretti Global. Pursuant to the agreement, Andretti Global agreed to pay the Company a total of $1,000 from August to December 2024, subject to the Company’s payment of the sponsorship fee to Andretti Autosport 1, LLC.

ZAPATA COMPUTING HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share and share amounts)

19.	Subsequent Events
The Company has evaluated all events subsequent to March 31, 2024 and through May 15, 2024, which represents the date these unaudited condensed consolidated financial statements were available to be issued. Based upon this review, other than described below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
Partial Early Termination of Forward Purchase Agreement
In April 2024, certain third parties exercised their optional early termination rights under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated. The Company received payments totaling $2,500 under the early termination obligation prescribed in the Forward Purchase Agreement.
Purchase Agreement with Lincoln Park
On April 12, 2024, the Company filed the Lincoln Park Registration Statement, which covers the shares of the Company’s common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares). The registration statement registered for resale up to 13,000,000 shares of common stock (inclusive of the Commitment Shares) that have been or may be issued to Lincoln Park pursuant to the Purchase Agreement. On April 11, 2024, the Company issued 712,025 shares of common stock to Lincoln Park as Commitment Shares in consideration for its irrevocable commitment to purchase common stock under the Purchase Agreement at an effective price of $2.37 per share. From April 23 through May 1
0
, 2024, the Company received $2,900 in proceeds through the issuance of 2,147,090 shares of common stock to Lincoln Park under the Purchase Agreement.

F-3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, which describe factors or events that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Merger (as defined below), the use of “our,” “we”, the “Company” and words of similar import in this Item 2 refer to Zapata Computing, Inc. (“Legacy Zapata”) or Andretti Acquisition Corp. (“AAC”), as the context requires.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements regarding the potential combination and expectations regarding the combined business are “forward looking statements.” In addition, words such as “estimates,” “expects,” “anticipates,” “assumes,” “suggests,” “projects,” “forecasts,” “seeks,” “plans,” “possible,” “potential,” “aims,” “intends,” “believes,” “seeks,” “may,” “might,” “will,” “would,” “should,” “can”, “could,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•	our ability to realize anticipated benefits of the Merger;

•	the projected financial information, growth rate and market opportunity of the Company;

•	the anticipated continued interest and growth of the generative artificial intelligence (“AI”) industry;

•

our ability to maintain the listing of our common stock, par value $0.0001 per share, on the Nasdaq Global Market and our Warrants (as defined below) on the Nasdaq Capital Market (collectively, “Nasdaq”), and the potential liquidity and trading of such securities;

•	our ability to grow and manage such growth and expanding operations profitably;

•

our ability to build and maintain relationships with new customers and partners, maintain existing relationships with customers and partners, and compete with existing and new competitors in existing and new markets and offerings;

•	risks that our intellectual property (“IP”) will not provide the desired competitive advantage;

•	various conflicts of interest that could arise among the Company, its affiliates, investors and partner managers;

•	our ability to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all, including pursuant to the Purchase Agreement;

•	the restrictions on our incurring additional indebtedness while the Senior Secured Notes are outstanding;

•	our success in retaining or recruiting, or implementing changes required in, our officers, key employees or directors;

•	our ability to retain existing employees and attract and retain new employees with sufficient expertise in algorithm development, product development, software engineering and support services;

•	intense competition and competitive pressures from other companies in the industry in which we operate;

•	factors relating to our business, operations and financial performance, including market conditions and global and economic factors beyond our control;

•	our ability to pay deferred expenses related to the Merger as they come due;

•	our ability to achieve or maintain profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	the effect of legal, tax and regulatory changes;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance;

•	a decline in the price of our securities if we fail to meet the expectations of investors or securities analysts;

•	our ability to improve our operational, financial and management controls;

•	the risk that our reporting and compliance obligations as a publicly-traded company disrupts our current plans and operations;

•	increases costs associated with operating as a public company;

•	our ability to build, maintain and enhance awareness of our brand;

•	the performance of our products and services;

•	unanticipated technological or project development challenges, including with respect to the cost and or timing thereof;

•	expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act; and

•	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are an Industrial Generative AI software company that develops generative AI applications and provides accompanying services to solve complex industrial problems. Our approach utilizes the newest mathematical techniques from the quantum physics community to make computation more efficient and to create models that have other advantages over conventional methods. Founded by a team including Harvard University scientists in 2017, Legacy Zapata has built a world-class team from leading academic institutions and enterprise software companies with deep expertise across generative AI, quantum science, and enterprise software.

Our primary target customers are enterprise organizations, which generally consist of large businesses that have high revenue, the size and resources to dominate a specific market and a significant number of employees. We offer subscription-based solutions that combine software and services to develop custom Industrial Generative AI Applications designed to resolve the highly complex business challenges of these enterprises given the size and scope of their global operations.

We focus on generative AI and use both quantum and classical techniques in our work. Specifically, our specialized generative AI software category, referred to herein as “Industrial Generative AI,” takes generative models similar to those behind popular generative AI tools, such as OpenAI’s ChatGPT and Google’s Bard, and tailors them to business-, domain-, and industry-specific applications, with a focus on industrial problems. We offer enterprise customers Industrial Generative AI solutions designed to address some of the key challenges that arise in connection with solving industrial problems with computing-based solutions: data disarray, unpredictability, large solution spaces, time sensitivity, constrained compute, mission-critical requirements, and security concerns.

We have a suite of three subscription-based Industrial Generative AI offerings that include software and software tools supported by services. Our software offers its customers flexibility in selecting computing resources, including classical, high performance, and quantum computing hardware, as well as deployment environment options: cloud, private cloud, and on-premise. Using techniques based on the math of quantum physics, we can apply our software tools to specific industrial applications and tailor those applications to our customer’s relevant hardware. These offerings consist of:

•	Zapata AI Sense (“Sense”): A suite of algorithms and complex mathematical models to enhance analytics and other data-driven applications.

•

Zapata AI Prose (“Prose”): Our set of generative AI solutions based on large language models (“LLMs”), similar to widely used generic chatbot applications but customized to an enterprise’s industry and its unique problems.

•	Orquestra: Our Industrial Generative AI application development platform on which it provides Sense and Prose to customers.

While our current customers operate in only a few specific industries, we envision opportunities to utilize our software tools in almost any industry.

Since our inception in November 2017, we have devoted substantially all of our efforts on organizing and staffing, business planning, raising capital, research and development activities, developing and marketing Orquestra, our development platform on which we provide Prose and Sense, and providing general and administrative support for these operations. We plan to continue to grow our business primarily through establishing sales channels and expanding our internally generated sales. Since our inception through March 31, 2024, we have financed our operations primarily through sales of our convertible preferred stock, par value $0.0001 per share (the “Convertible Preferred Stock”) and common stock and with issuances of Senior Notes and Senior Secured Notes (each as defined below and, collectively, the “Convertible Notes”). As described below in “Recent Developments,” on March 28, 2024, we completed our planned Merger (as defined below) with Andretti Acquisition Corp. (“AAC”), pursuant to which Legacy Zapata became a wholly owned subsidiary of AAC. Since our inception in 2017 and prior to the completion of the Merger, we had received gross proceeds totaling $64.7 million from the issuance of Convertible Preferred Stock and $14.5 million from the issuances of Convertible Notes. In April 2024, we received cash proceeds of $2.5 million as a result of a partial Optional Early Termination (as defined below) under the Forward Purchase Agreement (as defined below).

We have incurred significant operating losses since inception, including net losses of $22.3 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. We have generated revenue of $1.2 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $111.8 million and we expect to continue to incur significant losses for at least the next several years if and as we:

•	continue our current research and development activities;

•	increase our sales and marketing teams and efforts;

•	increase the size of our services team to provide ongoing services in connection with our Industrial Generative AI solutions;

•	further develop our Industrial Generative AI application development platform, Sense and Prose;

•	develop and expand relationships with large service firms to leverage sales of our Industrial Generative AI solutions;

•	hire additional research and development personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development.

Further, following the closing of the Merger described below in “Recent Developments,” we have incurred, and expect to continue to incur, additional costs associated with operating as a public company, including increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate sufficient revenue from our subscription-based offerings that combine our Orquestra platform and, if applicable, our Prose and Sense solutions that can be delivered on top of Orquestra, and our consulting services, we expect to finance our operations through a combination of equity offerings (including pursuant to our equity line of credit), debt financings, collaborations and strategic alliances. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products or may be forced to reduce or terminate our operations.

Our continuation as a going concern is dependent upon the ability to identify future financing sources and generate profits from our operations. We are pursuing all available options for funding, which include seeking public or private investments in our capital stock and availability under our equity line of credit. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

See “Liquidity and Capital Resources” below for additional information.

Recent Developments

Merger with Andretti Acquisition Corp. (“AAC”)

On March 28, 2024, we completed our planned business combination with AAC, pursuant to which, among other things, Legacy Zapata became a wholly owned subsidiary of AAC (the “Merger”). Immediately prior to the Merger, AAC filed an application for deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which AAC was domesticated and continues as a Delaware corporation (the “Domestication”), changing its name to Zapata Computing Holdings Inc. At the effective time of the Domestication, existing holders of ordinary shares of AAC received 7,596,206 shares of our common stock in exchange for their Class A and Class B ordinary shares held immediately prior to the Domestication.

Upon the closing of the Merger, holders of shares of Legacy Zapata common stock and Legacy Zapata Convertible Preferred Stock received an aggregate of 17,696,425 shares of our common stock, and holders of Legacy Zapata options received options to purchase an aggregate of 3,016,409 shares of our common stock, calculated in accordance with the Business Combination Agreement by and among AAC, Legacy Zapata and Tigre Merger Sub, Inc., entered into on September 6, 2023 (the Business Combination Agreement”), by multiplying each share of Convertible Preferred Stock, Legacy Zapata common stock (including shares underlying options) by 0.9141. For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and AAC was treated as the acquired company. On April 1, 2024, in connection with the consummation of the Merger, our common stock was listed on the Nasdaq Global Market and our warrants (the “Warrants”) were listed on the Nasdaq Capital Market under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by us that were directly attributable to the Merger were $7.1 million and were treated as issuance costs and netted against additional paid-in-capital in our condensed consolidated balance sheets. Additionally, upon the consummation of the Merger, the holders of certain outstanding senior secured promissory notes issued by Legacy Zapata pursuant to a Senior Secured Note Purchase Agreement (the “Senior Secured Notes”) elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of our common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Following the closing of the Merger, $2.0 million in aggregate principal amount of Senior Secured Notes remain outstanding.

In connection with the closing of the Merger, the following events occurred as discussed in more detail below:

Unvested Shares

Concurrently with the execution of the Business Combination Agreement, AAC, Legacy Zapata, the Andretti Sponsor LLC (the “Sponsor”), Sol Verano Blocker 1 LLC (the “Sponsor Co-Investor”) and certain key stockholders of the Sponsor entered into a sponsor support agreement. The Sponsor, the Sponsor Co-Investor, key stockholders of the Sponsors and directors owned an aggregate of 5,750,000 Class B ordinary shares of AAC (the “Sponsor Shares”), of which up to 1,423,500 Sponsor Shares were subject to certain vesting and forfeiture provisions as described in the sponsor support agreement. At the closing of the Merger, 1,129,630 Sponsor Shares were determined to be unvested and are subject to forfeiture (the “Unvested Shares”) (see Note 12 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).

Forward Purchase Agreement

On March 25, 2024, we entered into a Confirmation of an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Sandia Investment Management LP, acting on behalf of certain funds (collectively, “Sandia” or the “Seller”), pursuant to which Sandia purchased, prior to the closing of the Merger, 1,000,000 shares of AAC’s Class A Ordinary Shares from third parties through a broker in the open market (the “Recycled Shares”) and, concurrently with the closing of the Merger, 500,000 shares of our common stock at a purchase price of $10.99 per share (the “Additional Shares”). See Liquidity, Going Concern and Capital Resources below for further details.

Advisory Agreements

On July 4, 2023, we entered into an engagement letter with a third party, pursuant to which the third party acted as a capital markets advisor to AAC in connection with the Merger. AAC agreed to pay the third party a fee of (i) $0.5 million in cash payable upon the closing of the Merger, plus (ii) $1.0 million in shares of our common stock, payable 180 days after the closing of the Merger plus (iii) $1.0 million payable in either cash or shares of our common stock, payable 270 calendar days following the completion of the Merger. On March 25, 2024, AAC and the third party entered into an amendment to the engagement letter to settle the fee arrangement, such that there is no remaining payment obligation following the Merger.

On September 13, 2023, we entered into an agreement with an additional third party for advisory services to be provided in connection with the Merger. In March 2024, the payment terms of the agreement were amended to provide for a fee of $1.3 million to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. The Senior Secured Note issued to the third party has the same terms as the Senior Secured Notes issued to our other noteholders. The third party did not convert the Senior Secured Note into shares of our common stock upon the closing of the Merger.

On February 9, 2024, we entered into a capital markets advisory agreement with a third party pursuant to which we agreed to pay the third party i) $0.3 million for capital markets advisory services provided related to the Merger, and ii) $0.2 million for services provided related to the benefit of the holders of AAC and Legacy Zapata securities. On March 27, 2024, we agreed to issue to the third party a Senior Secured Note in the principal aggregate amount of $0.2 million immediately prior to the closing of the Merger in exchange for additional capital markets advisory services provided in connection with the Merger. This Senior Secured Note was then converted into 33,333 shares of our common stock at the closing of the Merger. We recorded a reduction of $0.5 million in additional paid-in capital on the condensed consolidated balance sheet as a transaction cost in connection with the capital markets advisory services provided. During the three months ended March 31, 2024, in connection with the 33,333 shares issued for the additional services, we recognized $0.2 million in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024, pursuant to which the third party acted as a capital markets advisor to us in connection with the Merger. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable by us in monthly payments of $0.1 million commencing on the earlier of May 31, 2024 or the effectiveness of the Lincoln Park Registration Statement, until the full advisory fee of $1.8 million has been paid (the “Term”), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Notwithstanding the foregoing, we will pay the full $1.8 million upon consummation of a financing transaction with proceeds of $15.0 million or more (not including sales under the Purchase Agreement or similar financing) during the Term. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which we recorded as a reduction in additional paid-in capital. We also recorded an obligation of $1.4 million to the third party in accrued expenses and other current liabilities and $0.5 million in non-current liabilities within the condensed consolidated balance sheet as of March 31, 2024.

In March 2024, Legacy Zapata entered into a placement agent agreement to retain an additional third party for the purpose of raising up to $10.0 million, for a term of 60 days from the execution of the placement agent agreement. Legacy Zapata agreed to pay a cash fee equal to 7.0% of the gross amount of cash proceeds (the “Financing Proceeds”) received by Legacy Zapata from investors introduced by the third party directly to Legacy Zapata. The cash fee is payable within 7 business days following Legacy Zapata’s receipt of proceeds from any investors introduced by the third party. In addition, Legacy Zapata agreed to issue a number of shares of common stock equal to 3.0% of the Financing Proceeds divided by $4.50 upon the closing of the Merger. In connection with the placement agent agreement, we made a cash payment of $0.1 million and issued 11,666 shares of common stock upon the closing of the Merger.

Marketing Services Agreement

On February 9, 2024, prior to the Merger, AAC entered into a marketing services agreement with a third party to promote investor engagement, pursuant to which we agreed to pay the third party in shares of our common stock with a value of $0.3 million upon the closing of the Merger. In connection with our closing of the Merger, we issued 30,706 shares of our common stock to the third party.

Enterprise Solution and Sponsorship Agreements with Andretti Global

One of AAC’s affiliates, Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc.) (“Andretti Global”) has preexisting contractual relationships with the Company. In February 2022, we entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Andretti Global, both of which expire on December 31, 2024. During each of the three months ended March 31, 2024 and 2023, we recorded $0.4 million in revenue related to the enterprise solution subscription agreement. We also entered into a managed service agreement with Andretti Global in October 2022, which expired on January 3, 2024. For the three months ended March 31, 2024 and 2023, we recorded $0 and $0.1 million, respectively, in revenue related to the managed service agreement. For the three months ended March 31, 2024 and 2023, we recorded $0.7 million in sales and marketing expense related to the sponsorship agreement. We recognize expense for the agreement over the period of service and will recognize $2.1 million in the remaining nine months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at March 31, 2024 include $3.0 million in accounts payable at March 31, 2024 and payments of $1.5 million due from May to July 2024. We considered that these agreements were executed prior to the Business Combination Agreement and were not executed in contemplation of the business combination. Accordingly, Andretti Global was not considered a related party prior to the consummation of the Merger with AAC.

On March 28, 2024, we entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Our committed future payments under the sponsorship agreement total $1.0 million, and are due from July to November 2024.

On March 28, 2024, we entered into an Order Form under the February 2022 enterprise solution subscription agreement with Andretti Global. Pursuant to the agreement, Andretti Global agreed to pay us a total of $1.0 million from August to December 2024, subject to our payment of the sponsorship fee to Andretti Autosport 1, LLC.

Purchase Agreement with Lincoln Park

On December 19, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us, at our option, an aggregate of up to $75.0 million of our common stock from time to time over a 36-month period following the Commencement Date, subject to certain limitations contained in the Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (the “Lincoln Park Registration Statement”). In accordance with the Purchase Agreement, we were required to pay Lincoln Park a commitment fee of $1.7 million (the “Commitment Fee”) as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $0.6 million in shares of our common stock and (ii) we could elect to pay the remaining $1.1 million amount of the Commitment Fee in either cash or shares of our common stock, with any shares issuable on the business day prior to the filing of the Lincoln Park Registration Statement and any cash due within 90 days of the closing of the Merger. Shares issued as payment for the Commitment Fee are referred to herein as the “Commitment Shares.”

On April 12, 2024, we filed the Lincoln Park Registration Statement, which covers the shares of our common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares). The Lincoln Park Registration Statement registered for resale up to 13,000,000 shares of common stock (inclusive of the Commitment Shares) that have been or may be issued to Lincoln Park pursuant to the Purchase Agreement. On April 11, 2024, we issued 712,025 shares of common stock to Lincoln Park as Commitment Shares at a price of $2.37 per share. From April 23 through May 10, 2024, we received $2.9 million in proceeds through the issuance of 2,147,090 common shares to Lincoln Park under the Purchase Agreement.

Components of Our Results of Operations

Revenue

Our revenue is generated primarily from sales of subscriptions to our Orquestra platform and services. Our subscriptions to the Orquestra Platform are currently offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with the Orquestra platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. Under our consulting contracts, our promises may be to deliver an integrated generative AI computing solution to our customer or to provide research and development services regarding the potential benefits of generative AI to use cases specified by our customer. Our subscription-based solutions consist of our promise to provide access to the hosted Orquestra platform throughout the contract term along with stand- ready scientific and software engineering services.

Revenue from subscriptions to our Orquestra Platform to date have only been sold as access to the platform in our hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over the contract term as performance is completed on the performance obligations identified. Revenue from stand-ready scientific and engineering services are recognized over the contract term on a ratable basis, as the obligation represents a stand-ready obligation.

Our revenue recognition policies are discussed below under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Cost of Revenue

Cost of revenue includes expenses related to supporting product offerings. Our primary cost of revenue is personnel costs, including salaries and other personnel-related expense. Cost of revenue also includes costs relating to our information technology and systems, including depreciation, network costs, data center maintenance, database management and data processing costs. We allocate these overhead expenses based on headcount, and thus are reflected in cost of revenue and each operating expense category.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries and wages, benefits, commissions, bonuses and stock-based compensation expense for our employees engaged in sales and sales support, business development, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization. Sales and marketing expenses are primarily driven by investments in the growth of our business. We expect sales and marketing expenses, expressed as a percentage of revenue, to vary from period to period for the foreseeable future.

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three months ended March 31, 2024 and 2023 were $0.7 million and $0.7 million, respectively.

Research and Development

Research and development expenses consist primarily of personnel-related costs, including salaries and wages, benefits, bonuses, and stock-based compensation expense for our scientists, engineers and other employees engaged in the research and development of our products. In addition, research and development expenses include third party software subscription costs, facilities and other supporting overhead costs, including depreciation and amortization. Research and development costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries and wages, bonuses, benefits, and stock-based compensation expense for our finance, legal, information technology, human resources, and other administrative personnel. General and administrative expenses also include facilities and supporting overhead costs, including depreciation and amortization, and external professional services.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of fair value adjustments related to our Senior Secured Notes and derivative contract in connection with our Forward Purchase Agreement, loss associated with amendments to capital markets advisory agreements, interest income, interest expense and foreign exchange gains and losses from our international operations.

Income Taxes

For the three months ended March 31, 2024 and 2023, we recorded an income tax provision of $6 thousand and $4 thousand, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of March 31, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Revenue ($433 and $494 from related parties, respectively)	$1,218	$1,512	$(294)	(19)%
Cost of revenue	1,052	1,306	(254)	(19)

Gross profit	166	206	(40)	(19)

Operating expenses:
Sales and marketing ($696 and $696 from related parties, respectively)	1,629	1,701	(72)	(4)
Research and development	1,407	2,129	(722)	(34)
General and administrative	2,206	1,469	737	50

Total operating expenses	5,242	5,299	(57)	(1)

Loss from operations	(5,076)	(5,093)	17	(0)

Other income (expense):
Interest expense	(784)	—	(784)	NM **
Loss on issuance of forward purchase agreement derivative liability	(4,935)	—	(4,935)	NM **
Loss on issuance of senior secured notes	(9,776)	—	(9,776)	NM **
Other (expense) income, net	(1,743)	29	(1,772)	NM **

Total other (expense) income, net	(17,238)	29	(17,267)	NM **

Net loss before income taxes	(22,314)	(5,064)	(17,250)	341
Provision for income taxes	(6)	(4)	(2)	50

Net loss	$(22,320)	$(5,068)	$(17,252)	340%

**	Not meaningful

Revenue

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Revenue ($433 and $494 from related parties, respectively)	$1,218	$1,512	$(294)	(19)%

Revenue was $1.2 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023. The decrease of $0.3 million was primarily driven by a decrease of $0.5 million from the completion of certain customer contracts that occurred subsequent to March 31, 2023, partially offset by an increase of $0.2 million from ongoing customer contracts.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Cost of revenue	$1,052	$1,306	$(254)	(19)%

Cost of revenue was $1.1 million for the three months ended March 31, 2024, as compared to $1.3 million for the three months ended March 31, 2023. The decrease of $0.2 million was primarily driven by a $0.1 million decrease in costs related to the retention of subcontractors and a $0.1 million decrease in personnel costs as a result of reduced headcount in 2024.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Sales and marketing ($696 and $696 from related parties, respectively)	$1,629	$1,701	$(72)	(4)%

Sales and marketing expense was $1.6 million for the three months ended March 31, 2024, as compared to $1.7 million for the three months ended March 31, 2023. The decrease of $0.1 million was primarily driven by a $0.2 million decrease in salaries and benefits costs, partially offset by a $0.1 million increase in business development costs.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Research and development	$1,407	$2,129	$(722)	(34)%

Research and development expense was $1.4 million for the three months ended March 31, 2024, as compared to $2.1 million for the three months ended March 31, 2023. The decrease of $0.7 million was primarily driven by a decrease of $0.4 million in personnel costs related to research and development headcount reductions, a $0.3 million decrease in consulting costs due to a reduction in the number of contractors under hire between December 31, 2023 and March 31, 2024 and a $0.1 million decrease in other research and development operating costs, offset by a $0.1 million increase in software and computing costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
General and administrative	$2,206	$1,469	$737	50%

General and administrative expenses were $2.2 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023. The increase of $0.7 million was primarily driven by a $0.7 million increase in professional services costs.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2024	2023	Change	%
	(in thousands)
Total Other (expense) income, net	$(17,238)	$29	$(17,267)	NM	**

**	Not meaningful

We recorded other expense, net of $17.2 million for the three months ended March 31, 2024, compared to other income of $29 thousand for the three months ended March 31, 2023. The increase in Other (expense) income, net of $17.3 million resulted primarily from the loss on issuance of Senior Secured Notes of $9.8 million, the loss on the Forward Purchase Agreement of $4.9 million, an increase of $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement, an increase in interest expense of $0.8 million in connection with our Senior Secured Notes and an increase of $0.1 million resulting from the reimbursement of expenses incurred by Sandia.

Provision for income taxes

The provision for income taxes was not material in either of the three months ended March 31, 2024 or 2023 and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock and the issuance of Convertible Notes. As of March 31, 2024, we had cash and cash equivalents of $7.3 million, excluding our restricted cash. Since our inception through March 31, 2024, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million and have received $5.6 million from the issuance of senior promissory notes issued by Legacy Zapata pursuant to the Senior Note Purchase Agreement, which were subsequently exchanged for Senior Secured Notes (the “Senior Notes”) and $8.9 million from the issuance of Senior Secured Notes. Our principal use of cash is to fund our operations and platform development to support our growth.

Senior Secured Notes

In December 2023, prior to the Merger, we entered into a Senior Secured Note Purchase Agreement, pursuant to which we agreed to issue and sell up to $14.4 million in aggregate principal amount of Senior Secured Notes and offered to exchange our outstanding Senior Notes for Senior Secured Notes. All previously issued Senior Notes were canceled in exchange for Senior Secured Notes with a principal amount equal to the principal amount of the Senior Notes of $5.6 million plus accrued and unpaid interest of $0.6 million, through the date immediately prior to the exchange. We received gross proceeds in cash of $8.9 million from the issuance of Senior Secured Notes, excluding funds received upon the issuance of Senior Notes. In addition, we issued $1.1 million in aggregate principal amount of Senior Secured Notes to third party advisors in lieu of cash payment for services related to the Merger. The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our common stock and Senior Secured Notes with an aggregate principal amount of $2.0 million remain outstanding as of March 31, 2024. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

Notes Payable – Related Parties

To finance transaction costs in connection with the Merger, the sponsor of AAC and certain of AAC’s officers and directors made working capital loans (the “Notes Payable – Related Party”) to AAC prior to the closing of the Merger. The Notes Payable – Related Party would either be repaid upon the consummation of the Merger, without interest, or at AAC’s discretion, up to $1.5 million of such Notes Payable – Related Party could be converted into Private Placement Warrants at a price of $1.00 per warrant on the date of the Merger (see Note 11 to our condensed consolidated financial statements, included elsewhere in this Quarterly Report).

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2.6 million, which was also due per its terms at the closing of the Merger was deferred and became due in monthly installments (including interest accruing from the closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. the Notes Payable – Related Party bear interest at a rate of 4.5% per annum. As of March 31, 2024, the outstanding balance of the Notes Payable – Related Party was $2.6 million within our condensed consolidated balance sheet.

Lincoln Park Purchase Agreement

On December 19, 2023, prior to the Merger, we entered into a Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $75.0 million of common stock from time to time over a 36-month period following the closing of the Merger. In addition, we must pay Lincoln Park a commitment fee of $1.7 million. See Recent Developments above for additional detail on the Purchase Agreement.

In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we are obligated to file the Lincoln Park Registration Statement that covers the shares of common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares) with the SEC within 45 days following the closing of the Merger. We filed the Lincoln Park Registration Statement on April 12, 2024. See Recent Developments above for additional detail on the Lincoln Park Registration Statement.

Forward Purchase Agreement

On March 25, 2024, we entered into the Forward Purchase Agreement with Sandia, pursuant to which Sandia purchased, from the open market, 1,000,000 Recycled Shares and 500,000 Additional Shares, which represents the maximum number of shares subject to purchase under the Forward Purchase Agreement, subject to adjustment as described below (the “Maximum Number of Shares”). The number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares.

Pursuant to the Forward Purchase Agreement, at the closing of the Merger, we prepaid to Sandia (the “Prepayment”), with respect to the Recycled Shares, with proceeds from the trust account, a cash amount equal to the (x) product of the number of Recycled Shares and (y) $10.99 per share, totaling $11.0 million which was paid at the closing of the Merger. With respect to the Additional Shares, a per share amount equal to $10.99 per share was netted against the proceeds from the Additional Shares received from Sandia, resulting in no cash received or paid for the share issuance.

As of March 31, 2024, the reset price (the “Reset Price”) was $10.00 per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring 180 days after the closing date of the Merger, to be greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of our common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which we close any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of our common stock or securities or any of our subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of our common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).

In the event of a Dilutive Offering Reset, the Maximum Number of Shares will be increased to an amount equal to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. In such event, Sandia has the right to purchase more Additional Shares, up to the Maximum Number of Shares, for which we will be required to provide a cash prepayment to Sandia netted against the purchase price for such shares, and such Additional Shares will be subject to the terms of the Forward Purchase Agreement.

To the extent Sandia does not early terminate shares purchased under the Forward Purchase Agreement, as described below, the parties will settle the then-outstanding shares held by Sandia upon the Valuation Date, such date being two years from the closing of the Merger, March 28, 2026, subject to acceleration under certain circumstances, as described in the Forward Purchase Agreement. On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date, as described in the Forward Purchase Agreement (the “Valuation Period”), Sandia will pay to us a cash amount equal to (A) the number of shares subject to the Forward Purchase Agreement as of the Valuation Date less the number of unregistered shares, multiplied by (B) the volume-weighted average price over the Valuation Period (the “Settlement Amount”); provided, that if the amount of the Settlement Amount Adjustment (as defined below) payable by us to Sandia is less than the Settlement Amount, then the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash. We will pay to Sandia on the Cash Settlement Payment Date an amount (the “Settlement Amount Adjustment”) equal to (1) the Number of Shares as of the Valuation Date multiplied by $2.00 per share if the amount is to be paid in cash, or (2) if the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty may at its election pay the Settlement Amount Adjustment to Sandia in shares of our common stock, in an amount equal to the product of the number of shares, including the Recycled Shares and the Additional Shares as of the Valuation Date multiplied by $2.25; provided, that in certain circumstances as described in the Forward Purchase Agreement, including if a Delisting Event (as defined in the Forward Purchase Agreement) occurs during the Valuation Period, such amount must be paid in cash.

In addition, during the term of the Forward Purchase Agreement, Sandia may elect to terminate the transaction in whole or in part by providing a written notice to us, which will specify the quantity by which the number of shares will be reduced (such election, an “Optional Early Termination” and, the shares subject to the Optional Early Termination, the “Terminated Shares”). We shall be entitled to an amount from Sandia, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price, on the date of notice.

We determined that the Optional Early Termination provision and the Variable Maturity Consideration, which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount as defined above, within the Forward Purchase Agreement are considered as a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative. We recorded the derivative instrument as a liability on our condensed consolidated balance sheets, included elsewhere in this Quarterly Report, and measured it at fair value of $4.9 million with the initial value of the derivative recorded as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss, included elsewhere in this Quarterly Report. No changes in fair value of forward purchase agreement derivative liability were recorded during the three months ended of March 31, 2024 in the condensed consolidated statements of operations and comprehensive loss, included elsewhere in this Quarterly Report, as its initial fair value of $4.9 million approximates the fair value as of March 31, 2024.

The Prepayment Amount is accounted for as a subscription receivable and recorded as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and the Additional Shares. As of March 31, 2024, we recognized a subscription receivable of $11.0 million associated with the Recycled Shares as a reduction to additional paid-in capital in our condensed consolidated balance sheet, included elsewhere in this Quarterly Report, and a subscription receivable associated with the Additional Shares was fully offset with the proceeds that Sandia paid for the purchase of these shares, resulting in no cash received or paid for such share issuance.

In addition, we reimbursed Sandia $0.1 million at the closing of the Merger for reasonable out-of-pocket expenses for costs incurred in connection with the transaction, and $0.1 million in expenses incurred in connection with the acquisition of the Recycled Shares. We will also pay to the third party a quarterly fee of $5 thousand in consideration of certain legal and administrative obligations in connection with this transaction.

In April 2024, Sandia elected to terminate the transaction in part by exercising the Optional Early Termination provision under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated. We received payments totaling $2.5 million under the Optional Early Termination provision prescribed in the Forward Purchase Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(2,147)	$(5,324)
Net cash used in investing activities	(11)	—
Net cash provided by financing activities	6,096	6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	5

Net increase (decrease) in cash, cash equivalents and restricted cash	$3,919	$(5,313)

Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2024. The factors affecting our operating cash flows during this period were our net loss of $22.3 million, partially offset by a net change in our operating assets and liabilities of $2.5 million and non-cash charges of $17.6 million. The non-cash charges primarily consisted of $9.8 million in the loss on issuance of Senior Secured Notes, $0.2 million in stock-based compensation expense, $0.8 million in non-cash interest expense, $0.2 million in non-cash vendor payments, $0.1 million in non-cash lease expense, $1.7 million in equity line of credit commitment expense, and $4.9 million in the loss on the forward purchase contract. The change in operating assets and liabilities was driven by a $2.1 million increase in accounts payable, a $0.8 million decrease in accounts receivable, a $0.7 million increase in prepaid expenses and other current assets, a $0.6 million increase in accrued expenses and other current liabilities and other non-current liabilities, a $0.1 million decrease in deferred revenue and a $0.1 million decrease in operating lease liabilities. The decrease in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in prepaid expenses and other current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The increase in accrued expenses and other current liabilities and other non-current liabilities is primarily due to an increase in accrued legal and audit fees and an increase in accrued bonus costs, offset by the payment of sponsorship fees. The decrease in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in operating lease liabilities resulted primarily from lease payments.

Net cash used in operating activities was $5.3 million for the three months ended March 31, 2023. The factors affecting our operating cash flows during this period were our net loss of $5.1 million, partially offset by a net change in our operating assets and liabilities of $0.4 million and non-cash charges of $0.2 million. The non-cash charges primarily consisted of $0.1 million in non-cash lease expense. The change in operating assets and liabilities was driven by a $0.6 million increase in accounts payable, a $0.5 million decrease in accounts receivable, a $0.6 million increase in prepaid expenses and other current assets, a $0.5 million decrease in accrued expenses and other current liabilities and other non-current liabilities, a $0.3 million decrease in deferred revenue and a $0.1 million decrease in operating lease liabilities. The decrease in accounts receivable is due to the timing of billings and collections from customer contracts. The Increase in accounts payable was primarily related to the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in prepaid expenses and other current assets was primarily due to prepayments of sponsorship fees. The decrease in accrued expenses and other current liabilities and other non-current liabilities is primarily due to the payment of legal, consulting and professional fees. The decrease in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $11 thousand, primarily consisting of purchases of property and equipment. The purchases of equipment during these periods were primarily related to computer equipment purchases.

There were no cash flows from investing activities during the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $6.1 million, which consisted of $12.6 million in proceeds from the closing of the Merger, $5.9 million in proceeds received from the issuance of Senior Secured Notes, and $0.1 million in proceeds from exercises of stock options, partially offset by the payment of $1.5 million of deferred offering costs and the prepayment of $11.0 million under the Forward Purchase Agreement.

During the three months ended March 31, 2023, net cash provided by financial activities was $6 thousand, all of which consisted of proceeds from exercises of stock options.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements during the periods presented. Zapata and Legacy Zapata have not entered into any off-balance sheet financing agreements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations and Other Commitments

Leases

As of March 31, 2024, we had future operating lease liabilities of $0.2 million, with payments due in 2024.

License and Collaboration Agreements

During 2018, we entered into an exclusive patent license agreement (the “license agreement”) with a term that continued unless terminated by the licensor or by us. The license agreement contained annual license maintenance fee payments, milestone payments, as well as payments based on a percentage of net sales. Under the license agreement, we issued shares of common stock to the licensor representing four percent of our capital stock on a fully diluted basis.

The license agreement obligated us to pay fixed annual license maintenance fees of $0.1 million for the year ended December 31, 2023, and $0.1 million per year thereafter until we or the licensor terminate the license.

The license agreement obligated us to pay fixed milestone payments upon the achievement of certain sales thresholds. The milestone payments total $0.2 million, and the maximum sales threshold was $25.0 million. We did not trigger any payments to the licensor during the three months ended March 31, 2024 and 2023.

The license agreement obligated us to pay a royalty equal to two percent of net sales. The license agreement also required us to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. We did not pay any royalties during the three months ended March 31, 2024 and 2023. On February 10, 2023, we terminated the license agreement by written notice to the licensor. Upon termination, all licensing rights held by us under the license agreement were forfeited to the licensor. We did not owe any accrued obligations or payments to the licensor as of the termination of the license agreement or thereafter.

Sponsorship Agreement

During 2022, we entered into a sponsorship agreement with Andretti Global. The total commitment under the sponsorship agreement is $8.0 million and is due and payable over the period of February 2022 through July 2024. The related expenses are amortized by straight-line method over the period. Through March 31, 2024, we paid $3.5 million under the sponsorship agreement and for the three months ended March 31, 2024, we recorded $0.7 million in sales and marketing expense related to the sponsorship agreement. There was $3.0 million included in accounts payable and $0 included in accrued and other current liabilities as of March 31, 2024 related to the sponsorship agreement. The remaining commitment of $1.5 million will be due and payable from January to July 2024.

On March 28, 2024, we entered into an additional sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Subject to the agreement, we have committed to make payments under the sponsorship agreement in an amount totaling $1.0 million, due from July to November 2024.

Notes Payable—Related Parties

Pursuant to a Deferred Payment Agreement dated as of March 28, 2024, we amended the terms of our notes payable to related parties, pursuant to which the aggregate principal balance of the notes plus accrued interest through the closing of the Merger of $2.6 million was deferred at closing and became due in monthly installments (including interest accruing from the closing of the Merger though the payment date) beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The balance will be payable over a twelve-month term (including interest accruing from the closing of the Merger though the payment date). The Lincoln Park Registration Statement was declared effective on April 18, 2024. The Convertible Notes bear interest at a rate of 4.5% per annum.

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, we entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1.3 million, to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. The third party did not convert the Senior Secured Note into shares of our common stock upon the closing of the Merger.

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable in monthly payments over the Term (as defined in Recent Developments), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which was recorded as a reduction in additional paid-in capital.

In addition to the aforementioned advisory agreements, we entered into various deferred payment plans for other agreements and amendments with an aggregate amount of $5.2 million. The following table reflects our obligations recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities (in thousands) within the condensed consolidated balance sheet as of March 31, 2024, included elsewhere in this Quarterly Report. These obligations are expected to be fully repaid by December 31, 2025.

Year ending	Amount
2024	$5,093
2025	2,120

Total	$7,213

Legal Services Fees

In connection with the Merger, we incurred $4.0 million of deferred legal fees to be paid to AAC’s legal advisors upon consummation of the Merger, which were recorded as deferred legal fees in the historical audited financial statements as of and for the year ended December 31, 2023. On March 26, 2024, we entered into a fee letter for legal services rendered in connection with the Merger, pursuant to which the total fee of $3.3 million will be paid in equal monthly installments of $0.3 million per month over the twelve-month period starting on April 18, 2024.

Lincoln Park Purchase Agreement

In accordance with the Purchase Agreement, we must pay Lincoln Park a commitment fee of approximately $1.7 million, which was recorded within other (expense) income, net in the condensed consolidated statement of operations for the three months ended March 31, 2024, and is payable as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $0.6 million in shares of common stock and (ii) we may elect to pay the remaining $1.1 million amount of the Commitment Fee in either cash or shares of our common stock, with any shares issuable on the business day prior to the filing of the Registration Statement and any cash due within 90 days of the closing date of the Merger.

On April 11, 2024, we issued 712,025 shares of common stock to Lincoln Park as consideration for the Commitment Fee.

Forward Purchase Agreement

In accordance with the Forward Purchase Agreement, we will pay to Sandia on the Cash Settlement Payment Date the Settlement Amount Adjustment as further discussed above in Liquidity, Going Concern and Capital Resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities recorded revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included elsewhere in this Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, we recognize revenue when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

We recognize revenue using the following steps: (1) identification of the contract, or contracts with a customer, (2) identification of performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when or as we satisfy the performance obligations.

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise, implicit or explicit, to transfer to the customer a good or service (or bundle of goods or services) that is distinct.

We currently earn revenue primarily from subscriptions to our software platform, referred to as the Orquestra Platform, and services. Subscriptions to our Orquestra Platform are currently offered as stand-ready access to our cloud environment on an annual or multi-year basis. Our consulting services may result in either single or multiple performance obligations based on the contractual terms. We may also offer services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with the Orquestra Platform. We evaluate our contracts at inception to determine if the promises represent a single, combined performance obligation, or multiple performance obligations. We allocate the transaction price to the performance obligations identified. Judgment is required to allocate the transaction price to each performance obligation. We utilize a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. We consider market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. Our contracts do not contain rights of return, and any variable consideration as the result of service level agreements has been immaterial. We do not have other contractual terms that give rise to variable consideration.

Revenue from subscriptions to our Orquestra Platform to date have only been sold as access to the platform in our hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over time. Our contracts typically contain fixed-fee transaction prices. We determine and record a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration we expect to receive. We have not recorded any provision for loss contracts at March 31, 2024. For consulting services, we measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is generally recognized based on the labor hours expended over time. Through this method, we recognize revenue based on the actual labor hours incurred to date compared to the current estimate of total labors hours to satisfy the performance obligation. This method requires periodic updates to the total estimated hours to complete the contract, and these updates may include subjective assessments and judgments. We had limited contracts, where based on our determination of the enforceability of payment terms, revenue was recognized at a point in time when payment became enforceable.

Revenue from services sold in the form of stand-ready scientific and software engineering services are recognized over the contract term on a ratable basis, as the obligation represent a stand-ready obligation.

Our payment terms vary by contract and do not contain significant financing components. Amounts collected in advance of revenue recognized are recorded as deferred revenue in the condensed consolidated balance sheets.

Areas of Judgment and Estimation

Our contracts with customers can include multiple promises to transfer goods and services to the customer, which may be provided over one or more specified phases in the contract. Determining whether promises and/or phases are distinct performance obligations that should be accounted for separately or not distinct within the context of the contract and, thus, accounted for together, requires significant judgment. When customer contracts include promises for multiple goods, services and/or phases, we determine whether the nature of our promise is to transfer (a) multiple promised goods, services and/or phases or (b) a combined item that comprises multiple promised services and/or phases.

For consulting services performance obligations that are satisfied over time, we measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is generally recognized based on the labor hours expended over time. Through this method, we recognize revenue based on the actual labor hours incurred to date compared to the current estimate of total labors hours to satisfy the performance obligation. We believe this method best reflects the transfer of control to the customer. This method requires periodic updates to the total estimated hours to complete the contract, and these updates may include subjective assessments and judgments.

Significant estimates and assumptions are used in the determination of the stand-alone selling price when multiple performance obligations are identified. We utilize a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. We consider market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. Actual results could differ from those estimates and such differences could affect our financial position and results of operations.

Stock-Based Compensation Expense

We measure stock-based awards granted to employees, directors, and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model for stock options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the over the vesting period of the award. We use the straight-line method to recognize the expense of awards with service-based vesting conditions. We account for forfeitures of stock- based awards as they occur. As of March 31, 2024, all awards have service-based vesting conditions.

Determination of the Fair Value of Legacy Zapata Common Stock

The fair value of the common stock of Legacy Zapata has been determined by management with consideration to a third-party valuation, which contemplates a broad range of factors, including the illiquid nature of the investment in Legacy Zapata’s common stock, our historical financial performance and financial position, our future prospects and opportunity for liquidity events, and recent sale and offer prices of common and Convertible Preferred Stock, if any, in private transactions negotiated at arm’s length.

Senior Notes and Senior Secured Notes

Through March 31, 2024, we have issued $5.6 million in Senior Notes, all of which were canceled and, inclusive of interest of $0.6 million, exchanged for Senior Secured Notes on December 22, 2023, and $10.0 million in Senior Secured Notes to certain lenders. We performed an analysis of all of the terms and features of the Senior Notes and Senior Secured Notes. We elected the Fair Value Option to account for the Senior Notes as we identified embedded derivatives, such as voluntary conversion upon qualified financing, automatic conversion upon a De-SPAC Transaction, defined as a business combination between Legacy Zapata and a special purpose acquisition company, with or without a private investment in public equity (“PIPE”), automatic conversion upon an initial public offering, repayment under a change of control event, and optional conversion under prepayment, all of which would require bifurcation and separate accounting. The Senior Notes were remeasured at fair value at each balance sheet date until they were converted to Senior Secured Notes in December 2023. Changes to the fair value of the Senior Notes was recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. We had also elected the option of combining interest expense and the change in fair value as a single line item within the condensed consolidated statements of operations and comprehensive loss. The analysis of the fair value of the Senior Notes contained inherent assumptions related to the market interest rate, the probability of alternate financing, change of control, initial public offering, De-SPAC Transaction with or without a PIPE, maturity extension, and payment at original maturity. Due to the use of significant unobservable inputs, the overall fair value measurement of the Senior Notes was classified as Level 3.

We account for the Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. Legacy Zapata concluded that the optional conversion feature was not required to be bifurcated or separately accounted for as a derivative. Costs related to the issuance of the Senior Secured Notes were recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the notes and are recorded in other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss using the effective interest method.

Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes converted into 3,257,876 shares of common stock (856,202 to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14.2 million and associated accrued interest of $0.5 million were converted, resulting in an increase in common stock and additional paid-in capital of $14.7 million. Certain holders of the Senior Secured Notes, holding $2.0 million in aggregate principal amount, did not convert their Senior Secured Notes into shares of common stock and are recognized at amortized cost. As of March 31, 2024, the $2.0 million outstanding Senior Secured Notes did not have any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes.

Forward Purchase Agreement Derivative Liability

We utilized a Monte-Carlo simulation to value the Forward Purchase Agreement derivative liability. We determined that the Forward Purchase Agreement contains (i) an Optional Early Termination provision, and (ii) a Variable Maturity Consideration. The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered as a freestanding financial instrument and meet the definition of a derivative instrument. The fair value of the forward purchase agreement derivative liability, consisting of the Optional Early Termination and the Variable Maturity Consideration, was estimated using a Monte-Carlo Simulation in a risk-neutral framework. The fair value of the derivative liability was equal to the difference between the fair value of the Forward Purchase Agreement and the amount of cash receivable at the two-year settlement date, which was calculated as the present value of the initial reset price of $10.00 per share (as defined in the Forward Purchase Agreement) discounted using the term-matched risk-free rate.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements, which are included elsewhere in this Report.

Emerging Growth Company Status

Zapata Computing Holdings Inc. qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to take advantage of some of the reduced regulatory and reporting requirements applicable to emerging growth companies pursuant to the JOBS Act so long as it qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) failure to employ sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting; (ii) lack of an effective risk assessment process, which led to improperly designed controls; (iii) failure to design and maintain appropriate control activities; including those to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and safeguarding of assets; (iv) failure to design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures; and (v) failure to document, thoroughly communicate, and monitor controls processes and relevant accounting policies and procedures.

Plans for Remediation of Material Weaknesses

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses. Management’s internal control remediation efforts include the following:

•

We are currently in the process of identifying and engaging internal control consultants to assist us in performing a risk assessment as well as identifying and designing a system of internal controls necessary to mitigate the risks identified, including preparation of written documentation and testing of our internal control policies and procedures, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required;

•

We plan to increase our personnel resources and technical accounting expertise within the accounting function to replace our outside service providers; until we have sufficient technical accounting and financial reporting capabilities, we have retained an accounting consulting firm to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and assist us with financial reporting.

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities. We are not aware of any material proceedings in which any of our directors, officers, or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is a party adverse to or has a material interest adverse to, us or any of our subsidiaries.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this report. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our Common Stock could decline, and you may lose part or all of your investment.

Risks Related to Zapata’s Financial Condition and Status as an early-stage Company

We are an early-stage company with a limited operating history, in a nascent industry, making it difficult to forecast future results.

We were founded in 2017 to develop and provide software with related services and proprietary IP to utilize quantum math on near term classical and future quantum hardware. Most recently, we are an Industrial Generative AI software company that develops custom quantum-inspired generative AI applications and provides accompanying services to solve complex industrial problems. The market focus for our Industrial Generative AI solutions and the use of quantum math and algorithms are nascent fields with uncertainly on future market uptake and in technological progress in the field.

There can be no assurance that we can or will meet the challenges commonly faced by early-stage companies, including the need to scale operations and to achieve and manage rapid growth. A number of factors could cause our scaling efforts to be adversely impacted, including any increased competition, lesser-than-expected growth or contraction of our overall market, our inability to accurately forecast demand for our customer offerings, our inability to establish sales or other partnerships with service firms, an inability to develop repeatable solutions, an inability to grow our team, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by early-stage companies in rapidly changing industries, such as the risks and uncertainties described herein. We cannot provide assurance that we can meet the challenges faced by all companies, including established companies, in rapidly changing or nascent industries. The failure to address these challenges successfully or promptly could have a material adverse effect on our future profitability.

We have a history of operating losses, which are expected to continue for the foreseeable future.

We have incurred significant operating losses since our inception. We incurred net losses of $22.6 million and $5.1 million during the three months ended March 31, 2024 and 2023, respectively, and we have a cumulative deficit since the formation of Legacy Zapata in November 2017 through March 31, 2024 of approximately $112.1 million. We believe that we will continue to incur operating and net losses each quarter at least for the foreseeable future. The size of future losses will depend on several factors, including the degree to which we expand our scientific, product, software engineering, sales and other teams, and the revenue that we can generate from sales of our Industrial Generative AI solutions. We also expect that our operating expenses will increase as a result of becoming a public company and will continue to increase as we grow our business.

We may not be able to scale our business and Industrial Generative AI solutions quickly enough to meet customer and market demand and to remain competitive in the Industrial Generative AI solutions market.

In order to grow our business, we will need to scale our operations in every area from our existing start-up capacity. These challenges will require that we:

•

scale our product design team to design and continually re-design our Industrial Generative AI solutions in order to maintain a competitive position in the market, including increasing the number of employees following our previous reductions in force;

•	increase the size of our software engineering team to produce in a competitively timely manner stable Industrial Generative AI solutions based on the chosen design elements;

•	increase the size of our services team to provide ongoing services in connection with our Industrial Generative AI solutions;

•	expand our customer-support services;

•

expand our scientific research and development in order to generate IP required or helpful to our business, including IP to develop our Industrial Generative AI solutions, to provide freedom to operate for our Industrial Generative AI solutions and/or, and to create barriers to competition, on an accelerated time frame in order to minimize the risk that third-parties might first create potentially blocking IP;

•	increase our sales and marketing teams and efforts;

•	develop and expand relationships with large service firms to leverage sales of our Industrial Generative AI solutions;

•

develop and expand our operational, financial and legal systems and teams to accommodate an expected increase in customer and partner relationships and additional expected legal requirements imposed as a result of international data privacy regulations and securities compliance and reporting obligations imposed by the Merger;

•	establish and maintain and scale effective financial disclosure controls and procedures;

•	expand our executive and administrative teams in all areas including finance, accounting, operations, human resources, and legal, in order to effectively manage our growth; and

•	expand our access to computing hardware and specifically Graphics Processing Unit chips (“GPUS”), which have faced supply limitations.

If we cannot successfully overcome these challenges and manage the organizational growth required to do so, then our business, including our ability to establish and maintain a competitive place in the market, financial condition, and profitability, may be materially adversely affected.

We expect to require additional capital to pursue our business objectives and growth strategy, respond to business opportunities, challenges or unforeseen circumstances, and pay off deferred expenses incurred in connection with the Merger, and we may be unable to raise capital or additional financing when needed on acceptable terms, or at all.

We expect to seek additional financing in the future to fund our growth, such as use of the funds available under the Purchase Agreement, expand go-to-market functions and drive market demand, grow and manage our offerings, hire employees, respond to competitive pressures, make acquisitions or other investments, and pay off deferred expenses incurred in connection with the Merger. Our business plans may change, general economic, financial or political conditions in our markets may deteriorate or other circumstances may arise, in each case that have a material adverse effect on our cash flows and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time.

If financing is not available on satisfactory terms, or at all, we may be unable to expand our business at the rate desired and our results of operations may suffer. In addition, any financing through issuances of equity securities would be dilutive to holders of our shares.

On December 19, 2023, we and Legacy Zapata entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase, at our option, up to $75,000,000 of Common Stock from time to time over a 36-month period following the Commencement Date (as defined below and any such Common Stock, the “Purchased Shares”). On April 11, 2024, we issued 712,025 shares of our Common Stock to Lincoln Park as Commitment Shares. On April 12, 2024, we filed the Lincoln Park Registration Statement, which registers for resale the Commitment Shares and an additional 12,287,975 shares of Common Stock that may be issued to Lincoln Park in the future under the Purchase Agreement. On April 18, 2024, the Lincoln Park Registration Statement was declared effective.

We generally have the right to control the timing and amount of any future sales of Common Stock to Lincoln Park. Actual sales of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our Common Stock and determinations by us as to available and appropriate sources of funding for our operations. The Purchase Agreement prohibits us from issuing or selling and Lincoln Park from acquiring any Common Stock if (i) the closing price of the Common Stock is less than the Floor Price of $0.50 or (ii) those shares of Common Stock, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership of more than 4.99%, or at Lincoln Park’s election, up to 9.99%, of the then issued and outstanding shares of Common Stock, as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder. If any of these conditions are not satisfied or limitations are in effect, we may not be able to utilize all or part of the committed funds under the Purchase Agreement, which would have an adverse impact on our ability to satisfy our capital needs and could materially adversely impact our business. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

When we sell Common Stock to Lincoln Park, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with applicable securities laws. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of Common Stock. Additionally, the sale of a substantial number of Common Stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at prices that we might otherwise wish to effect such sales.

We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available.

Through March 31, 2024, we have funded our operations primarily with proceeds from sales of Convertible Preferred Stock, Senior Notes (which were subsequently exchanged for Senior Secured Notes) and the Senior Secured Notes. Our continuation as a going concern is dependent upon our ability to identify future debt or equity financing and generate profitable operations from our operations. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern.

Our business plan also contemplates a substantial scaling of Zapata across all departments, including science, software engineering, and product design, in order to launch multiple products and/or offerings in a timely manner to obtain and preserve a competitive advantage. This scaling will require substantial capital at a time when we project we will be operating at a loss before we become profitable, and this may take longer than we anticipate. Consequently, our expansion is limited in proportion to our growth in revenue and available capital. The capital required to sustain our business during this period may be greater than anticipated. We have also deferred certain costs incurred in connection with the Merger, with deferred payments coming due as early as May 2024. In addition, presently unforeseen opportunities or circumstances may require capital beyond what we currently project. The period during which we expect to operate at a loss may be extended by circumstances beyond our control.

We may obtain additional financing through public or private equity or debt financings (subject to the limitations under the Senior Secured Notes), such as the Purchase Agreement, that may result in dilution to stockholders, the issuance of securities with priority as to liquidation and/or dividend and other rights more favorable than the Common Stock, or the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. For example, as of March 31, 2024, we have outstanding an aggregate principal amount of $2.0 million in Senior Secured Notes. These Senior Secured Notes, among other things, convert at the option of the holder at $8.50 per shares and prohibit Legacy Zapata from issuing additional indebtedness, subject to limited exceptions. There is no guarantee that future financing will be at financial terms equal to or more favorable than these, and we may need to enter into future equity or, if available, debt financing at significantly less favorable terms. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Additionally, the Forward Purchase Agreement may negatively impact our ability to raise additional capital through equity or debt financings, due to the potential substantial dilution to our stockholders that could occur during the term of the instrument (which will be no more than two years from the date of the closing of the Merger), or may negatively affect our ability to obtain favorable or acceptable terms in connection with any such equity or debt financing. Under the Forward Purchase Agreement, the Reset Price is $10.00 per share. Beginning 180 days after the closing of the Merger, the Reset Price will subject to monthly resets, to be the greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of Common Stock immediately preceding the reset date (but not to exceed $10.00). If during the term of the Forward Purchase Agreement, we sell or issue any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would immediately reset to the effective price of such offering, subject to certain exceptions, including drawdowns under the Purchase Agreement during the 180 days following effectiveness of the Lincoln Park Registration Statement. Reduction of the Reset Price would reduce any payments Sandia may be obligated to pay us with respect to any Terminated Shares. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could be increased if the Dilutive Offering occurs at a price below $10.00 per share. The maximum number of shares would be reset to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. Depending on the Reset Price over the 24 months following the closing of the Merger (which may be impacted by the price at which shares of our Common Stock could be sold through a potential public or private equity offering) and the manner in which the Forward Purchase Agreement transactions are settled, we may never receive any payments under the Forward Purchase Agreement, and will still be required to pay an adjustment amount of $2.00 per share in cash or $2.25 per share in issuances of additional shares, which would adversely affect our liquidity and capital needs. Additionally, any proceeds to which we may be entitled pursuant to the Forward Purchase Agreement are not held in any bankruptcy-protected account, escrow account, trust account, or any similar arrangement, and there is no requirement for Sandia to hold such amount separate or apart from any other funds of Sandia prior to the settlement of the transactions pursuant to the Forward Purchase Agreement. The lack of any such bankruptcy-protected arrangement subjects us to further risk that we may never have access to the settlement proceeds if the Sellers fail to make payments when due, default under the Forward Purchase Agreement, become insolvent or declare bankruptcy.

We may also seek additional financing even if in our view such additional financing is not required in order to take advantage of favorable market conditions or for strategic considerations. There can be no assurance that additional financing will be available on favorable terms, or at all. The inability to obtain such additional financing if needed may adversely affect our ability to operate at the levels necessary to execute our business plan or may force us into bankruptcy.

While the Senior Secured Notes are outstanding, Legacy Zapata is subject to substantial restrictions, including on the ability to incur additional indebtedness, which could adversely affect Legacy Zapata’s and our business and financial condition.

Pursuant to the Senior Secured Note Purchase Agreement, we issued and sold, or issued in exchange for Senior Notes, an aggregate of $16.2 million in aggregate principal amount of Senior Secured Notes. Following the closing of the Merger, $2.0 million in aggregate principal amount of Senior Secured Notes remain outstanding. The Senior Secured Notes bear compounding interest at the rate of 15% per annum and all accrued but unpaid interest thereon will be due and payable on December 15, 2026. If the aggregate principal amount of all Senior Secured Notes outstanding is $3.0 million or less, Legacy Zapata can repay the Senior Secured Notes until after December 15, 2025. While any Senior Secured Notes are outstanding, Legacy Zapata cannot incur additional indebtedness for borrowed money, and cannot create, incur, assume or suffer to exist any lien on any property or assets, in each case except in limited circumstances. Accordingly, we will be significantly limited in our ability to obtain additional debt financing for so long as the Senior Secured Notes remain outstanding. The Senior Secured Notes are convertible at the option of the holder at a conversion price of $8.50 per share. However, there is no guarantee that the remaining noteholders will convert their Senior Secured Notes.

A significant portion of the assets of Legacy Zapata, which serves as our operating entity, are pledged to the holders of the Senior Secured Notes and failure to repay obligations to these noteholders when due, or any other default events, will have a material adverse effect on Legacy Zapata’s and our business and could result in foreclosure on Legacy Zapata’s assets.

In connection with the issuance of Senior Secured Notes in December 2023, Legacy Zapata entered into a Security Agreement with Acquiom Agency Services LLC as collateral agent on behalf of the noteholders (the “Security Agreement”). The Security Agreement creates a security interest in all of the property of Legacy Zapata and Zapata Government Services, Inc., its wholly owned subsidiary, subject to certain exceptions specified in the Security Agreement (the “Collateral”). Pursuant to the Security Agreement, Zapata Government Services, Inc. has agreed to guarantee the obligations of Zapata under the Security Agreement and the Senior Secured Note.

Upon the occurrence of an Event of Default under the Security Agreement, the Collateral Agent will have certain rights under the Security Agreement, including the right to take control of the Collateral and, in certain circumstances, sell the Collateral to cover obligations owed to the holders of the Senior Secured Notes pursuant to its terms. “Event of Default” under the Security Agreement means (i) any default of the terms, conditions or covenants of the Security Agreement (after giving effect to any applicable grace or cure period); (ii) failure to pay any principal or interest payment on the due date or any other payments required under the terms of the Senior Secured Note within 15 days of notification of such failure to pay, (iii) Legacy Zapata or any guarantor is in default under any loan agreement or any other indebtedness for borrowed money, in each case in a principal amount of greater than $200,000 that has not been cured or waived, or (iv) Legacy Zapata or any guarantor enters into any voluntary or involuntary bankruptcy or insolvency proceedings. Any such default would have a material adverse effect on Legacy Zapata’s and, by extension, our, business and our stockholders could lose their entire investment in us.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of Nasdaq, including regular attestations by management concerning its internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to these increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective and may fail to provide timely and accurate financial information to investors. This may subject us to adverse regulatory consequences and could harm investor confidence. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The controls required are not currently in place; however, we are working to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also working to design and maintain our internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, the effectiveness of internal control over financial reporting, and/or our ability to produce timely and accurate financial reports. Moreover, our business may be harmed if we experience problems with any new systems and controls, resulting in delayed implementation or increased costs to correct any issues.

Further, in addition to the material weaknesses described below, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations. That failure could result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Those reports will eventually be included in our periodic reports filed with the SEC. Ineffective disclosure controls or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC when we are an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting has been designed, documented, or is actively operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in misstatements in our financial statements, cause us to fail to meet periodic reporting obligations, or cause our access to capital markets to be impaired.

In connection with the preparation and audit of Legacy Zapata’s financial statements as of and for the fiscal years ended December 31, 2023, and 2022, material weaknesses have been identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified include:

•

Legacy Zapata did not employ sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting.

•	Legacy Zapata did not maintain an effective risk assessment process, which led to improperly designed controls.

•

Legacy Zapata did not design and maintain appropriate control activities; including those to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and safeguarding of assets.

•

Legacy Zapata did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures.

•	Legacy Zapata did not document, thoroughly communicate, and monitor controls processes and relevant accounting policies and procedures.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to our combined annual or interim financial statements that would not be prevented or detected. Had Legacy Zapata performed an evaluation of its internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate the material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We intend to engage internal control consultants to assist us in performing a risk assessment to identify relevant risks and specify needed objectives. With their assistance, we intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes, and to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required. We cannot assure that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our management’s required attestation. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We have incurred and expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or that we will avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

Our ability to use existing or future net operating loss carryforwards and other tax attributes may be limited.

We have incurred net operating losses (“NOLs”) for tax purposes for each year since our incorporation and we expect to continue to operate at a loss for the foreseeable future. As of December 31, 2023, Legacy Zapata had a cumulative U.S. federal carryforward of approximately $62.1 million and a cumulative state NOL carryforward of approximately $37.7 million. If not utilized, an immaterial amount of U.S. federal NOLs generated prior to 2018 will expire at various dates through 2037 and the state NOLs will expire at various dates through 2042. The U.S. federal NOLs generated after 2017 can be carried forward indefinitely. Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the deductibility of the U.S. federal NOL carryforward as of December 31, 2023 (other than the immaterial amount generated prior to 2018) and all future U.S. federal NOL carryforwards is limited to 80% of taxable income, limiting or delaying in part the use of NOL carryforwards if and when we cease operating at a loss. We may potentially use these U.S. federal and state NOLs to offset taxable income for U.S. federal and state income tax purposes. However, the use of these NOLs may be subject to numerous limitations under the Code and under state tax laws. Among such limitations, Section 382 of the Code may limit the use of these NOLs in any year for U.S. federal income tax purposes in the event of certain past or future changes in ownership of us or Legacy Zapata. An ownership change under Section 382 of the Code, referred to in this discussion as an ownership change, generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have not conducted a Section 382 study to determine whether the use of our NOLs is impaired under Section 382 of the Code as a result of any prior ownership change. We may have previously undergone one or more ownership changes. An ownership change in respect of us also could be deemed to be an ownership change in respect of Legacy Zapata. The Merger, or future issuances or sales of our securities, including certain transactions involving our securities that are outside of our control, could result in ownership changes. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit under Section 382 of the Code on the amount of pre ownership change NOLs and other tax attributes that we or Legacy Zapata could use to reduce our taxable income, potentially increasing or accelerating its liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose similar limitations on the use of applicable NOLs. We have recorded a valuation allowance related to NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Any limitation on using NOLs, whether under Section 382 of the Code or otherwise under U.S. federal or state tax laws, could, depending on the extent of such limitation and the NOLs previously used, result in Legacy Zapata or us retaining less cash after payment of U.S. federal and state income taxes in respect of any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

Risks Related to our Business and Industry

Because we derive all of our current revenue from our Orquestra and Zapata AI Sense and related services, and our Industrial Generative AI offerings include only these solutions and Zapata AI Prose, failure of generative AI solutions in general and our Industrial Generative AI solutions in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects, and the current state of the generative AI industry is still new and rapidly evolving, so there is no guarantee that it will succeed.

We derive and expect to continue for the foreseeable future to derive all of our revenue from our Industrial Generative AI solutions, including corresponding services. As such, the market acceptance of generative AI solutions in general, and our Industrial Generative AI solutions in particular, are critical to our continued success. Market acceptance of generative AI solutions depends in part on market awareness of the benefits that generative AI solutions can provide over legacy products and services. In addition, in order for cloud-based generative AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Demand for our Industrial Generative AI solutions in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our software, the pace at which existing customers realize benefits from the use of our Industrial Generative AI solutions and provide word of mouth success stories, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our current and potential customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our software continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of generative AI solutions in general or our Industrial Generative AI solutions in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.

While generative models have existed for about two decades in largely their current form, the larger commercial impact and growth of generative AI occurred quite recently. This is exemplified through recent investment increases in generative AI by venture capitalists, who have increased their positions in generative AI from $408 million in 2018 to $4.8 billion and $4.5 billion in 2021 and 2022, respectively. We believe that the release of ChatGPT by OpenAI in late 2022 represents an inflection point for growth in the generative AI industry. This expected influx of investment could accelerate development from fundamental science to new technology applications. As generative AI is applied to new areas with untested conditions and new use cases, it is possible that, despite post-ChatGPT market enthusiasm, we could discover that generative AI is unfit for an application or use case. The field as a whole is rapidly evolving, which could mean that techniques that were once competitive become quickly outpaced by new techniques. With so many players entering the market, new techniques could be discovered by our competitors, allowing competitors to develop superior products or processes. If new techniques are discovered and shared publicly, the cost of re-implementing or adopting new best practices could be substantial. Given many of our competitors are larger companies with more employees and better access to financial resources, we may not be able to implement such new techniques as quickly as its competitors, or at all.

Generative AI is about creating numerical models from training data and then sampling from those models to generate new data. This process is inherently complex with many opportunities for flaws. Even with excellent training data and strong application, these models are non-deterministic, meaning they can give different outputs for the same inputs at different times. All of these factors can lead to false predictions and incorrect outputs. Additionally, many implementations of these techniques are not explainable, meaning a person is unable to clearly explain the reason why a model provided a certain output. This unpredictability could deter potential customers from purchasing our solutions. For these reasons, the impact of generative AI may be far more limited than analysts currently predict following the release of ChatGPT and other well-known generative AI programs.

There can also be no assurance that our analysis of the eventual market need is correct. If our judgment on this topic is incorrect then the future value of our products and services, our competitive place in the market, and our future profitability may be materially less than we currently project.

Our business plan could suffer if we are not able to renew existing contractual relationships with third parties or enter into certain important strategic partnerships, and if we are unable to ensure that our Industrial Generative AI solutions offerings interoperate with a variety of software applications that are developed by others, we may become less competitive and our resulting operations may be harmed.

As an Industrial Generative AI solutions company, our solutions must provide our customers with the ability to use products of third parties, such as GPUs, which we do not manufacture. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. Our Industrial Generative AI solutions must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our AI software libraries to adapt to changes in hardware and software technologies. In particular, we have developed our AI software libraries to be able to easily integrate with key third-party applications, including the applications of software providers that compete with us as well as our partners. We are typically subject to standard terms and conditions of such providers or open source licenses, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:

•	discontinues or limits our access to its software;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other platform and application developers;

•	changes or modifies its open source license;

•	changes how information is accessed by us or our customers;

•	establishes more favorable relationships with one or more of our competitors; or

•	develops or otherwise favors its own competitive offerings over AI software libraries.

Third-party services and products are constantly evolving, and we may not be able to modify our Industrial Generative AI solutions to assure their compatibility with that of other third parties as they continue to develop or emerge in the future or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our AI software libraries with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our Industrial Generative AI solutions. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our AI software libraries or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our AI software libraries with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.

Our business plan could suffer if we are not able to enter into important strategic partnerships.

As part of our growth plans, we expect to expand, sell to, with, and through partners, including developing repeatable solutions built with services firms, and developing partnerships with system integrators and consulting services firms. However, our relationships with these partners may not result in additional business. If we are unable to enter into beneficial and contractual strategic partnerships, or further its relationship with existing partners, or is unable to do so on favorable terms, then its growth could be limited or delayed.

We are highly dependent on our founders and key employees.

Our performance to date has relied and will for the foreseeable future rely heavily on our founders and key employees. The retention of these key employees, together with additional key hires, is considered critical to the long-term success of the company. All of our personnel, including the key scientists, engineers, and executives, are “at will” employees who could leave the company to accept alternative employment at any time. The more success we achieve serves to increase the risk that competitors, including large, well-established companies with far greater resources, will seek to hire our employees, including key employees. We are aware of this vulnerability and seek to address it through both succession planning and retention incentives. The loss of any key employee, especially to a competitor, could have a material adverse effect on our business, including by delaying the roll-out of products or diminishing the quantity or quality of our scientific output.

Our future success is also highly dependent on locating and hiring highly qualified key employees, both to replace any losses of key employees, including following our previous reductions in force, as well as to supplement our current employees.

Our business is dependent on growing and retaining competitive teams of sufficient size in the areas of algorithm development, product development, and software engineering; the failure to achieve any one of these objectives could materially affect our business.

Our core business model is to develop and sell software capable of delivering Industrial Generative AI solutions to enterprise customers at scale and services in connection with such software. This requires a science team to develop algorithms, capable of addressing valuable problems using quantum techniques and other mathematics. This requires a product development team that can describe software that not only is able to use the quantum techniques developed by its team, but also is able to handle enterprise production issues at scale. It also requires a software engineering team that can implement the product design through products that comply with the myriad legal and enterprise IT requirements and are robust enough to function in an enterprise production environment. Finally, these teams must have the capacity to complete their respective tasks in time to be of value to the market.

The ability to hire the personnel required to execute our business plan depends, in part, on the availability of qualified applicants, something which is beyond our control. Quantum information processing and generative AI are relatively new fields and are inherently difficult. Although the pool of qualified quantum scientists and AI engineers is growing, it is limited and competition for that talent is global and aggressive, pitting us against large, well-established companies with larger financial resources than we have, as well as programs sponsored by foreign countries. In addition, limitations in or changes to immigration and work permit laws and regulations or the administration or interpretation of those laws could impair our ability to attract and retain highly qualified employees.

There is no assurance that we will be able to hire and retain an adequate number of AI experts, quantum scientists, product design specialists, and/or software engineers with the qualifications required to execute our business plan. Our failure to build and maintain any one or more of these requisite teams could have a material adverse effect on our future prospects.

Our estimate of market opportunities may prove to be inaccurate.

At present, there is no mature market for generative AI. This creates significant uncertainty in determining the potential market for our Industrial Generative AI solutions. For example, it is possible to estimate the current and potential total addressable market for generative AI as an industry, but these estimates are based on third-party estimates and our own internal judgment, both of which may be materially inaccurate. There can be no assurance that our or third-party estimates of the potential total addressable market for generative AI are correct, and such numbers do not account for the substantially more limited service obtainable market for our Industrial Generative AI solutions. Additionally, our market opportunities, future prospects, and future profitability will be materially lessened by delays in widespread enterprise adoption of generative AI, if enterprises adopt generative AI at all, which would reduce the relevant total addressable market.

A limited number of customers have accounted for most of our revenue. If existing customers do not renew or expand their contracts with us, or if our relationships with these customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.

As of March 31, 2024, our accounts receivable was from three main customers, representing approximately 62%, 26% and 12% of our total accounts receivable, of which 62% is from Andretti Global, a related party. We had four customers that represented greater than 10% of our total revenue for the three months ended March 31, 2024 and revenue recognized from these four customers represented approximately 36%, 22%, 20% and 14% of total revenue, of which 36% is from Andretti Global, a related party. In total, we had five customers during the year ended December 31, 2023, including two enterprise customers and agreements with two customers that we deem to be government contracts, consisting of a direct contract with the Defense Advanced Research Projects Agency (“DARPA”), a part of the United States Department of Defense, and a subcontract with L3Harris Technologies, Inc. (“L3Harris”) in connection with their work for DARPA.

Historically, we had seven customers during the twelve months ended December 31, 2022, and four customers during the twelve months ended December 31, 2021. Until we can successfully broaden and diversify our customer base, we may continue to rely on only a few customers to generate our revenues. Although it is our strategy to market our products and services to a larger number of enterprise customers, there is no assurance that our strategy or efforts will be successful. By enterprise customers, we mean large businesses that have the size and resources to dominate a specific market, high revenue and a significant number of employees. If we fail to generate revenue from a broader customer base, our reliance on just a few customers may continue for an extended period of time, and the loss of any key customer will have material adverse effect on our operating results and financial condition.

Our customers have no obligation to renew, upgrade, or expand their subscriptions with us after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our Industrial Generative AI solutions. It is not possible for us to predict the future level of demand from our larger customers for our Industrial Generative AI solutions. As a result, we cannot provide assurance that our customers will renew, upgrade, or expand their subscriptions with us, if they renew at all. If one or more of our customers elect not to renew their subscriptions with us, or if our customers renew their subscriptions with us for shorter time periods, or if our customers decrease their usage of our Industrial Generative AI solutions, or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations would be adversely affected. Achieving renewal or expansion of usage and subscriptions may require us to engage increasingly in sophisticated and costly sales and support efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our Industrial Generative AI solutions depends on a number of factors. If our efforts to expand our relationships with our customers are not successful, our business, financial condition, and results of operations may be harmed. Additionally, if our customers do not provide word of mouth support for our Industrial Generative AI solutions, this could limit our ability to attract new customers.

Our business depends on our ability to attract new customers and on our existing customers purchasing additional subscriptions from us and/or renewing their existing subscriptions.

To increase our revenue, we must continue to attract new customers. As an early-stage company, we have limited experience with sales and, in particular, sales to our target large enterprise customers. Our success will depend to a substantial extent on the level of adoption of our Industrial Generative AI solutions. Generative AI is a new and evolving industry, so the level of adoption is uncertain. Numerous factors may impede our ability to add new customers, including but not limited to, our failure to compete effectively against alternative products or services, to attract and effectively train new sales and marketing personnel, to develop relationships with partners, to successfully innovate and deploy new applications and other solutions, to provide a quality customer experience and customer services, including increasing our employee headcount to provide for additional service providers, or to ensure the effectiveness of our marketing programs. If we are not able to attract new customers, it will have an adverse effect on our business, financial condition and results of operations.

Our current Industrial Generative AI solutions, as well as applications, features, and functionality that we may introduce in the future or that we offer but have not yet sold, may not be widely accepted by our customers or may receive negative attention, each of which may lower our margins and harm our business.

Our ability to engage, retain, and increase our base of customers and to increase our revenue will depend on our ability to successfully market our existing Industrial Generative AI solutions, as well as create new applications, features, and functionality. Additionally, we have not yet sold one of our Industrial Generative AI solutions, Zapata AI Prose, to any customers. We may introduce significant changes to our existing Industrial Generative AI solutions or develop and introduce new applications, including technologies with which we have little or no prior development or operating experience. These new applications and updates, as well as our existing solutions that we have marketed but not yet sold, may fail to engage, retain, and increase our base of customers or may suffer from lag in adoption. New applications may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such applications to new and existing customers. The short-and long-term impact of any major change to our Industrial Generative AI solutions, or the introduction of new applications or initial sales of our applications to enterprise customers, is particularly difficult to predict. If new or enhanced applications fail to engage, retain, and increase our base of customers, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such applications, any of which may harm our business.

If the market for our Industrial Generative AI solutions fails to develop or grow as we expect, or if businesses fail to adopt our Industrial Generative AI solutions, our business, operating results, and financial condition could be adversely affected.

It is difficult to predict customer adoption rates and demand for our Industrial Generative AI solutions, the entry of competitive software, platforms and services. A substantial majority of our revenue has come from sales of our subscription-based software and related services, which we expect to continue for the foreseeable future. We cannot be sure that the generative AI market will continue to grow or, even if it does grow, that businesses will adopt our Industrial Generative AI solutions. Our future success will depend in large part on our ability to create a market for Industrial Generative AI solutions. Our ability to create such a market depends on a number of factors, including the cost, performance, and perceived value associated with our Industrial Generative AI solutions, as well as enterprise customers’ willingness to adopt a bespoke approach to resolving industrial problems. Potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications, and may prefer to work with larger, more established companies that have entered the broader generative AI market. If the market fails to develop or grows more slowly than we currently expect, our business, operating results, and financial condition could be adversely affected.

Our business plan relies upon the adoption of its Industrial Generative AI solutions by enterprise customers.

Our primary targeted customers are large enterprises with intractable problems that require addressing at scale. The success of our business plan, therefore, materially depends upon our ability to sell our Industrial Generative AI solutions to such large enterprise customers. Sales to such customers involve risks that are different from or greater than risks involved in selling to smaller customers. Such risks include difficulties associated with longer sales, product, evaluation, and implementation cycles; higher customer-tailored requests and greater bargaining power on the part of the customer; and more intense competition from vendors who have been providing other software and services for years to the customer and are embedded in the customer’s information technology (“IT”) infrastructure. If we are not able to overcome these risks and successfully establish a meaningful share of the enterprise market, then its business prospects and future profitability could suffer.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our results of operations may fluctuate, in part, because of the complexity of customer problems that our Industrial Generative AI solutions address, the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our offerings, and the difficulty in making short-term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions and related services can vary substantially from customer to customer and could extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our offerings. Customers often undertake a prolonged evaluation process. In addition, the size of potential customers may lead to longer sales cycles. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our offerings. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

Individual sales can be part of a long sales cycle, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter, it is difficult to project which month a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly expectations and whether we will achieve annual expectations. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.

If we fail to respond to rapid technological changes, extend our Industrial Generative AI solutions, or develop new features and functionality, our ability to remain competitive could be impaired.

The market for our Industrial Generative AI solutions is characterized by rapid technological change, particularly since generative AI is a new and evolving industry, including frequent new platform and application introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of software embodying new technologies can quickly make existing software obsolete and unmarketable. Generative AI, particularly incorporating quantum techniques, are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced software. The success of any enhancements or improvements to our existing Industrial Generative AI solutions or any new applications depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance, particularly as we provide custom solutions for specific use cases.

Any failure of our Industrial Generative AI solutions to operate effectively with future infrastructure platforms and technologies could impact our ability to attain new customers. If we are unable to respond to these changes in a timely and cost-effective manner, our Industrial Generative AI solutions may become less marketable, less competitive, or obsolete, and our business may be adversely affected.

The introduction of new generative AI platforms and applications by competitors or the development of entirely new technologies to replace existing offerings could make our Industrial Generative AI solutions obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new Industrial Generative AI solutions, features, or capabilities, applying our existing Industrial Generative AI solutions to new use cases. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business.

Our business could be negatively impacted by delays in development of our software platform.

We have plans, including adequate staffing and other resources, that we believe will result in the development of and continued improvements to its software platform on a schedule that permits the execution of our business plan in a timely manner. Any delays in platform design and engineering work required to accomplish this could result in corresponding delays in the implementation of our business plan in the market. We are presently unaware of any outstanding design or engineering issues that cannot be resolved in the normal course, but the failure to complete necessary components of or improvements to its platform in a timely manner would have a serious negative impact on the company and might cause the company to fail.

The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, data scientists, engineers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for employees with high levels of expertise in generative AI, quantum science, and enterprise software, as well as sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring personnel who meet the demands of our selection process and with appropriate qualifications, experience, or expertise, and we may not be able to fill positions as quickly as desired, particularly in light of our previous reductions in force. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to the Merger. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.

Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, or export control laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities.

Companies with greater resources than we have in the past recruited or attempted to recruit our employees. If we cannot retain these employees, it may adversely affect our ability to deliver on our Industrial Generative AI solutions. Furthermore, third-party offers to our employees of greater compensation have in the past forced and may in the future force us to offer significant additional compensation, which may adversely impact our financial performance. Additionally, continued high inflation, without regard to competition, may also require us to increase compensation and failure to do so might impact our employee retention. Such increases would also adversely impact our financial performance.

We believe that a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our company culture. If we fail to attract new personnel or to retain our current personnel, our business would be harmed.

Any failure to offer high-quality support services for our customers may harm our relationships with our customers and, consequently, our business.

Once our Industrial Generative AI solutions are deployed, our customers depend on our services teams to resolve technical and operational issues relating to our Industrial Generative AI solutions. Our ability to provide effective support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in interfacing with customers. If the number of our customers grows, this will put additional pressure on our customer services teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support. We also may be unable to modify the future, scope, and delivery of our support to compete with changes in the services provided by our competitors. Increased customer demand for support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support, we may face increased costs that may harm our results of operations. If our customer base expands, we will need to hire additional support staff to deliver and support our Industrial Generative AI solutions, and our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on our ability to deliver value to our customers. Any failure to deliver value, or a perception that we do not deliver value for our customers, would harm our business.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

While our primary revenue model is based on multi-year engagements with enterprise customers, we selectively pursue U.S. government contracts as a complementary revenue source. This includes our existing work with DARPA, which in 2022 selected us, alongside several other enterprise, academic, and technology partners, to quantify the long-term utility of quantum computers. We may also target highly regulated organizations. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector. Government demand and payment for our Industrial Generative AI solutions may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our Industrial Generative AI solutions.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed with private sector customers.

Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including but not limited to bid protests by unsuccessful bidders.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception and growth prospects.

Governmental and highly regulated entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. All these factors can add further risk to business conducted with these customers. If sales expected from a government entity or highly regulated organization for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

Our success could be materially affected by problems with or defects in the Orquestra platform or our other software offerings.

In addition to issues commonly facing all providers of commercial software, the development of our Industrial Generative AI solutions involves converting novel, complex scientific algorithms into software code. We may experience unintended design and/or implementation defects or other quality issues in our software code. We may also experience defects in the products and services of third parties on which we rely to provide our products and services, including third-party cloud providers. Problems can be caused by a variety of factors, including premature or failed introduction of new products, vulnerabilities or defects in proprietary and open source software, human error or misconduct, design limitations, or denial of service or other security-related incidents. We do not have a contractual right with our public cloud providers that will compensate us for any losses due to availability interruptions in the public cloud.

Any defects in the Orquestra platform or other software offerings, whether caused by defective design, defective coding, or defects introduced through third-party components; any disruptions in our ability to provide our Industrial Generative AI solutions, including by means of public cloud; and/or any other quality issues with our Industrial Generative AI solutions could affect our business reputation and brand, could cause us to spend material amounts to address the defects, could cause material delays in the execution of our business plan, and could have a material adverse effect on our business opportunities, revenue, and future profitability.

The pursuit of inorganic growth opportunities could result in harm to our business.

We may pursue growth opportunities by acquiring complementary businesses or other assets for strategic purposes, such as companies with expertise in software development, data management such as Extract Transform, Load (ETL), AI, natural language understanding (NLU), or market verticals in which we are interested; companies with an IP portfolio that could compliment ours; companies with customer lists that could shorten the sales cycle to significant customers. The pursuit of such strategic opportunities could be both expensive and distracting, could have a significant impact on the company’s capital structure, and even if the transaction is completed as desired the results may not be as predicted.

We do not have any negotiations in progress, nor have we entered into any contracts for acquisitions as of the date of this report. However, to the extent such opportunities may arise, there can be no assurance that the pursuit of any such opportunities will succeed and, if they fail, they could have a material adverse effect on our business and future profitability.

Risks Related to Competition

Competitors may develop products and technologies that are superior to our Industrial Generative AI solutions.

Our business plan is based on the belief that the value of our Industrial Generative AI solutions will be enhanced by delivering, in a single unified software platform, the ability to: allow deployment in any desired environment; permit the development or implementation of applications and services that are capable of all data handling tasks, including processing input data in a manner calculated to maximize the ultimate Industrial Generative AI solution. Presently, we are unaware of any competing product either on the market or announced as being under development that we believe reasonably could be deemed to provide all of these features in a unified platform. However, products and services addressing enterprise level computational problems are presently being supplied by large, well-established companies in the areas of data management and AI, such as DataRobot, Inc., Dataiku Inc., Databricks, Inc., Domino Data Lab, Inc., Palantir Technologies Inc. and C3.ai, Inc. These companies, by using existing talent or hiring Ph.D.-level experts in mathematics, computer science, physics, and related fields, could develop software that utilizes similar or better mathematical techniques as to what we have found to date, and develop and offer these to the market as competitive libraries, services, and applications. Large-scale public cloud providers, such as Google, Inc., Microsoft, Inc. and Amazon Web Services, Inc. have all-in-one machine learning solutions. It is possible, if not likely, that, if they have not already begun, these existing companies will seek to build advanced algorithm expertise and integrate quantum techniques running on currently available classical hardware into their existing platforms and leverage their existing customer relationships to press adoption of these solutions, which could create a direct competition to our software platform.

Many of our existing and potential competitors have, or could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories, and larger customer bases;

•	larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services;

•	existing, broader, deeper, or otherwise more established relationships with sales partners and customers;

•	wider geographic presence or greater access to larger customer bases;

•	greater focus in specific geographies or industries;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources to provide support, make acquisitions, hire talent, and develop and introduce new products and services.

There can be no guarantee that a competitor will not develop a product superior to ours or one that is perceived by the market to be superior. Nor can there be any guarantee that a combination of products will not be able to provide solutions that are superior, or are perceived to be superior, to our Industrial Generative AI solutions. The introduction of such a product or combination of products could have a material adverse effect on our business, profitability, and financial condition.

The generative AI industry is highly competitive and we may not be successful in establishing itself as a viable competitor without regard to the value of our Industrial Generative AI solutions.

Generative AI is an industry with great promise that has attracted global interest and participation. In addition, the recent rapid rise of the generative AI industry has given rise to less-established public and private companies, including new startups, which may compete, in whole or in part, with our products and services. This competition in the market for generative AI is already great and is expected to intensify over time.

To compete successfully in this market, we must develop our products and technologies in a timely manner, effectively market these products against multiple competitors, and support these products at levels expected by enterprise customers. Delays in the introduction of new products may cause our existing or potential customers to adopt our competitors’ products, making it difficult or impossible for our products later to displace the competitive products without regard to the relative value of the respective products.

There can be no assurance that we can timely deliver products that will result in us having a material share of this market, even if our products are superior. Our inability to establish a position and market share in this highly competitive industry will adversely affect our future prospects and may cause the company to fail.

Our business plan depends, in part, on access to public clouds through major cloud providers and there is no guarantee that access will be available on reasonable terms.

Our Industrial Generative AI solutions will permit deployment of our software in various scenarios, including on the premises of a customer, hybrid clouds controlled by the customer, or a public cloud controlled by us. Although not necessary in all customer engagements, an important aspect of business plan is to make our Industrial Generative AI solutions available via a public cloud controlled by us. To accomplish this, we are required to negotiate cloud access with one or more cloud providers. The two largest public cloud providers, Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”), are both engaged in their own initiatives that could compete with our Industrial Generative AI solutions in whole or in part. There is a risk that a cloud provider important to our business plan could use control of their public cloud to deny or place us at a competitive disadvantage by various means, including embedding innovations or privileged interoperating capabilities in products competing with ours, bundling competing products, requiring unfavorable pricing, including terms or conditions or regulatory requirements that make our Industrial Generative AI solutions uncompetitive, or leveraging their existing relationships with our customers to pressure customers to use their products rather than ours.

There can be no guarantee that we will be able to deploy our Industrial Generative AI solutions on public clouds controlled by competitors. The failure to be able to access public clouds, or the imposition of restrictive terms as a condition to such access, limit the adoption and use of our Industrial Generative AI solutions by customers, increase our operating expenses, damage our brand, and/or place us at a disadvantage when competing for customer accounts. Any of these could have a material adverse effect on our business operations, market share, and profitability.

Our business plan depends, in part, on access to GPU and other specialized hardware either directly through the purchase of computing hardware and installation in data centers, or through third party providers. There is no guarantee that access through either path will be available on reasonable terms, or at all.

Many of the techniques developed by us would require the use of specialized hardware to execute an algorithm in a time or cost efficient manner as required by the constraints of an application. Access to this hardware can be obtained through the purchase of this hardware and installation in a data center, or through a third-party infrastructure service provider. Hardware could be purchased from providers such as NVIDIA, Intel, AMD, D-Wave, or Fujitsu. Supply chain problems, chip shortages, or geopolitical conditions beyond our control could all impact our ability to access this hardware, either directly or through a third-party provider. Additionally, getting space in an existing facility and maintaining the hardware would require additional expertise that would need to be either hired or contracted by us, and identifying and hiring such experts could be costly and time-consuming. We could also face difficulties securing terms to host this hardware on reasonable terms, or at all.

Alternatively, instead of competing to purchase hardware directly, we could rent time on that hardware from infrastructure service providers. In this case, we would rely on third party providers to provide cloud-based network access to these on an hourly, annual, or other basis. However, there can be no assurance that these third party provides could obtain access to hardware on reasonable terms, or at all.

Additionally, external factors, including the coronavirus pandemic, have caused a chip shortage, making it difficult for third party suppliers, such as NVIDIA and AMD, to keep up with demand. Consequently, we may have difficulty obtaining access to GPUs at reasonable prices, or at all.

Risks Related to Intellectual Property

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist relating to generative AI, algorithms and software, differential equations and optimization, and hardware optimization. In addition to those who may have patents or patent applications directed to relevant technology with an effective filing date earlier than any of our existing patents or pending patent applications, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

There is no guarantee that our IP will provide the desired competitive advantage.

We seek to provide ourselves with a competitive advantage by making key elements of our Industrial Generative AI solutions proprietary, through one of two means. First, we pursue patent protection for some inventions that we believe qualify for protection under the patent laws. In cases in which patent protection is sought, the details of the invention eventually will be made public in the normal course, usually within eighteen months of filing. As to these inventions, competitors will eventually know the details of and can use the inventions to compete with us, unless a patent is granted prohibiting such use and we can learn of violations and effectively enforce our patent rights in light of the costs and complexities involved in such enforcement litigation. Second, some elements of our Industrial Generative AI solutions we seek to protect as trade secrets. As to our trade secrets, competitors will not be able to know our techniques provided the trade secrets are not improperly disclosed, but if a competitor independently develops the same technique and files for and is granted patent protection we could find ourselves prohibited by the patent laws from practicing our trade secret technology.

There is no assurance that our pending or future patent applications will be granted and provide us patent protection as to the claims in those applications. Moreover, we cannot guarantee that our patent rights will not be violated by competitors, that we will be able to detect such violations, or that if violations are detected we will be in a position effectively to enforce our patent rights. Nor can we guarantee that our trade secrets will remain secret and not be disclosed to competitors either inadvertently or through violation of contractual secrecy agreements, or that our trade secrets are not independently developed by competitors. The failure of our IP strategy to protect key elements of our Industrial Generative AI solutions could materially reduce any competitive advantage we might otherwise have and have a corresponding adverse effect on our market share and/or profitability.

We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs (including indemnification of third parties or costly licensing arrangements (if licenses are available at all)) and limit our ability to use certain key technologies in the future or require development of non-infringing products, services, or technologies, which could result in a significant expenditure and otherwise harm our business.

We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products, services and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which we are unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future products, services or technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future products, services or technologies. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future products, services or technologies. Lawsuits can be time-consuming and expensive to resolve, and they divert management’s time and attention. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Companies that have developed and are developing technology are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our products, services or technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and its ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in its defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Our patent portfolio may not be large enough to deter patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as it would not be able to assert its patents against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of its products, services or technologies or cease business activities related to such intellectual property. Although the company carries general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on its business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which it is required to provide indemnification, regardless of the merit of the claim or its defenses, may require us to do one or more of the following:

•	cease selling or using solutions or services that incorporate the intellectual property rights that allegedly infringe, misappropriate or violate the intellectual property of a third party;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible; or

•	indemnify organizations using our services or platform or third-party service providers.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm its business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust its financial and management resources.

Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our Industrial Generative AI solutions and subject us to possible litigation.

A portion of the technologies we use incorporates third-party open source software, and we may incorporate third-party open source software in our solutions in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end users who use, distribute or make available across a network software and services that include open source software to offer aspects of the technology that incorporates the open source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon, incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions, and we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our Industrial Generative AI solutions. Any of the foregoing could harm our business and could help our competitors develop platforms and applications that are similar to or better than ours.

In addition, companies that currently sponsor and maintain open source software may choose to change the terms of their open source software licenses. These license changes could cause us to lose access to upgrades for commercial use that are currently available to us or otherwise restrict the way we are currently using them. These changes could mean that we must invest engineering resources to maintain that library itself, move to a different underlying software library, or engineer a replacement in order to keep the same feature set in its offerings.

Because of the characteristics of open source software, there may be fewer technology barriers to entry by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.

One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new platforms and applications based upon those open source programs that compete with existing open source software that we support and incorporate into our Industrial Generative AI solutions. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors with greater resources than ours to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our Industrial Generative AI solutions. In addition, some competitors make open source software available for free download and use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our Industrial Generative AI solutions. Additionally, members of the corresponding Apache Software Foundation Project Management Committees (“PMCs”), many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committees and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our Industrial Generative AI solutions. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, we may incur additional development expenses and experience delays in technology release and upgrade. Delays in developing, completing, or delivering new or enhanced components to our Industrial Generative AI solutions could cause our offerings to be less competitive, impair customer acceptance of our solutions, and result in delayed or reduced revenue for our solutions.

Risks Related to Government Regulation and Litigation

Laws and regulations governing data use, privacy, and security could burden our business.

Our business has remote employees and subsidiary offices located in different countries worldwide. We also serve customers located around the world. We are subject to all applicable laws regulating data use, privacy and security, whether U.S. federal, state, or local, or internationally, including the General Data Protection Regulation of the European Union. These laws are complex and can change in material ways. Compliance with these laws is time-consuming and expensive. A failure, or even the perceived failure, to comply with these laws could provoke regulatory investigation requiring a legal response and lead to action that could require a major overhaul of our data systems.

There can be no assurance that we will budget sufficient resources to ensure compliance with data use, privacy, and security laws and regulations, or that we will be successful in our efforts to comply. A failure on our part to accomplish either of these goals could harm our future financial condition and results of operations.

Compliance with data use, privacy, and security laws will be an inherent feature in our product design and a change in those laws could negatively affect the value of our Industrial Generative AI solutions.

We seek to provide generative AI solutions, as well as quantum inspired and quantum information processing enhanced AI solutions to large enterprise users located anywhere in the world. We anticipate that the data required to be processed by such solutions can be located in different jurisdictions, subject to different and changing data laws. We also anticipate that our future enterprise customers may have their own policies with respect to the manner in which the data they maintain can be handled, stored, and used. Our Industrial Generative AI solutions are and will continue to be designed to permit compliance with any applicable data laws or internal IT policy of enterprise customers.

There can be no assurance, however, that our software product design is adequate to permit the deployment of our Industrial Generative AI solutions in compliance with existing data laws or customer policies or that these laws and/or policies will not change in the future in a way that makes deployment of our solutions impossible or more costly. A failure on our part to design and re-design our software platform to permit compliance with applicable data laws and customer policies could limit our sales, harming our growth and profitability, or in the worst case create substantial contract liability to a customer for causing a breach of applicable data laws with respect to the customer’s data.

We are potentially subject to governmental export and import control laws that could negatively impact our business.

As are all U.S.-based businesses, we are subject to various U.S. laws prohibiting the export of certain goods and services and imposing certain trade sanctions. Presently, quantum software including quantum inspired techniques and AI software are not generally subject to the U.S. export control regime but could be subject to those controls depending on the specific application the software would be used to address. Moreover, the list of goods and services subject to the U.S. export control regime is expected to change and grow in the future to include additional items relating to quantum computing. These laws might limit our ability to sell our Industrial Generative AI solutions to customers.

In addition, under the “deemed export” rules, to the extent the export control laws prohibit a sale of certain technology to non-U.S. customers the laws also prohibit disclosure of that technology to non-U.S. persons. Our workforce is global and includes non-U.S. employees. A prohibition on disclosure of certain of our technology to such employees could be disruptive to our business and cause delays and additional expense in developing, selling, and supporting our Industrial Generative AI solutions.

There can be no assurance that our efforts to comply with current and future export control laws will be successful and the failure to do so could result in significant expense associated with governmental investigation and/or enforcement action. There also can be no assurance that the export control laws or changes to those laws will not limit our ability to sell our Industrial Generative AI solutions or affect our internal operations in a way that causes a material adverse impact on our financial condition or profitability.

We are subject to U.S. and foreign anti-corruption, anti-bribery, and similar laws, the violation of which can lead to substantial harm to our business.

We are subject to various anti-corruption and anti-bribery laws in the U.S., including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and the U.S. domestic bribery laws, the U.K. Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Such laws prohibit companies, their employees, and their third-party agents and representatives from authorizing, promising, offering, soliciting, or accepting, directly or indirectly, improper payments or benefits to or form any person whether in the public or private sector. Awareness of and compliance with these laws is of particular concern to us, because we are and intend in the future to be doing business with both U.S. and foreign entities, some of which are affiliates of the U.S. or foreign governments. In addition, our business is likely to require us to seek governmental approvals from time to time. Detecting, investigating, and resolving any actual or alleged violations of these laws can be expensive and time-consuming.

There can be no assurance that our efforts to comply with these laws will be successful and a failure to comply, whether such failure results from the actions of our own employees or a third-party representing us, could result in costly internal or outside investigations, whistleblower complaints, governmental investigations and enforcement actions, substantial financial settlements, fines or other criminal penalties, injunctions or other bans limiting our ability to do business, reputational harm, and other collateral consequences, any of which could have a material adverse effect on our profitability and the value of our Common Stock.

We have customers and sales teams outside the United States, where we may be subject to increased business and economic risks that could harm our business.

We have customers in two countries. We also have several active business development activities in countries outside of North America, including Asia (e.g., Japan and Singapore) and Europe (e.g., the United Kingdom, Spain and Denmark). We expect to continue to expand our international marketing efforts. Any new markets or countries into which we attempt to sell our Industrial Generative AI solutions may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government-and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting an early-stage company with limited resources in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees outside the United States and maintaining our company culture across all of our offices;

•	potentially different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•

compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, and consumer protection, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;

•

operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States and the practical enforcement of such intellectual property rights outside of the United States;

•	securing our locally operated systems and our data and the data of our customers and partners accessible from such jurisdictions;

•

compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, anti-money laundering laws and other regulatory limitations on our ability to provide our Industrial Generative AI solutions in certain international markets;

•

foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•

political and economic instability, including military actions affecting Russia, Ukraine and/or surrounding regions, changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan;

•	changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•

double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•	higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions.

We are exposed to risks associated with litigation, investigations, and regulatory proceedings.

We may in the future face legal, administrative, regulatory, and/or criminal proceedings that are based on a variety of individual or governmental complaints against us, including by way of example: shareholder direct or derivative actions alleging violations of the securities laws by the company or breach of fiduciary duty by our directors; challenges to our IP brought by competitors; breach of contract claims asserted by customers; employee lawsuits asserting violation of various employment or whistleblower laws; or governmental actions based on alleged violations of securities, tax, anti-trust, export control, data privacy, or other applicable laws. Litigation and regulatory proceedings are inherently uncertain, but in nearly every instance are time-consuming, expensive, and cause reputational damage. The potential outcomes can include substantial monetary awards, limitations on our ability to do business, or criminal liability on the part of the company and/or some of its officers, directors, or employees. In some instances, it may not be possible to obtain insurance against specific risks. Even when insurance is available, we may not have purchased such insurance either by oversight or by a conscious decision that the cost of the insurance did not justify its purchase. We also cannot guarantee that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

In addition, we may conclude in the future to bring a legal action against a customer or competitor, for example to recover damages caused to us. Such litigation can be lengthy, time-consuming, and expensive and the outcome is uncertain. Because of these considerations, such litigation is often settled for an amount materially less than the actual damage caused.

There can be no assurance that we will not be subject of litigation, investigations, and/or regulatory proceedings which, whether singly or cumulatively, will have a material adverse effect on our financial condition or ability to do business. Nor can there be any assurance that we will prevail in any litigation brought by us or even if we do prevail that an award or settlement will timely or adequately compensate us for the losses the litigation sought to recover.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the attention and resources of our board of directors (our “Board”) from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Outside Our Specific Business

Our business relies on computer systems which are vulnerable to attack and/or failure.

As is the case with nearly every business, we rely on computers and computer networks, both public and private, to perform most of the actions required for us to do business, including internal and external communications, development of our software and IP, storage of our business and financial records, and deployment of our Industrial Generative AI solutions. Such computer systems are inherently susceptible to unintentional failures as well as various forms of cyber-attack, including denial of service attacks, ransomware attacks, email hacking and phishing, computer malware and viruses, and social engineering attacks. Like other companies, we may also be the subject of unauthorized access resulting from employee misconduct. These risks are potentially greater for us because the nature of our business provides an additional incentive for bad actors, including foreign nation states and domestic and foreign businesses, to attack our systems for the purpose of gaining information about generative AI, quantum computing and quantum algorithms, the development of which currently is a priority for many businesses and countries.

Our Orquestra platform is built to be accessed through third-party public cloud providers such as AWS and Azure. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform or other software. Any actual or potential security breach of our software, our operational systems, our physical facilities, or the systems or facilities of our vendors, or the perception that one has occurred, could result in adverse consequences, such as litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we grow our customer base, and store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data. There can be no assurance that we can successfully prevent such occurrences, which could damage our reputation and/or result in the theft our important IP, either of which could damage our business prospects and future profitability.

Widespread damage to the global economy would likely adversely affect our business.

The global economy as a whole is susceptible to conditions unrelated to us or the computing industry, including pandemics such as COVID-19, economic recession or depression, international trade wars, the imposition of tariffs on our products, political unrest, natural catastrophes, climate change, terrorism, wars between nation states, or other matters that could have a general widespread negative impact on global commerce. Any such condition could affect our business in one or more of a variety of ways, including reducing or eliminating the availability of capital at a time we require such capital, denying us the ability to sell our Industrial Generative AI solutions in certain countries around the world, restricting our ability to hire qualified employees needed to effectuate our business plan, causing customers to reduce or eliminate their expenditures on generative AI computing or quantum techniques enhanced software, and/or preventing our customers from paying amounts owed to us.

Damage to the global economy could materially harm our business and if we are unable to persevere through such adverse conditions could cause us to fail.

Risks Relating to Ownership of our Common Stock and Warrants

An active trading market for our Common Stock and Warrants may never develop or be sustained, which may cause shares of our Common Stock and Warrants to trade at a discount to the price implied by the Merger and make it difficult to sell shares of our Common Stock and Warrants.

Our Common Stock is listed on the Nasdaq Global Market and our Warrants are listed on the Nasdaq Capital Market under the symbols “ZPTA” and “ZPTAW,” respectively. However, we cannot assure you that an active trading market for our Common Stock or Warrants will develop on that exchange or elsewhere or, if developed, that any such trading market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Common Stock or Warrants will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of our Common Stock or Warrants when desired or the prices that you may obtain for your securities.

The market price of our Common Stock and warrants has been and may continue to be volatile and fluctuate substantially, which could cause the value of your investment to decline.

The trading price of our Common Stock and Warrants has been and may continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, between April 1, 2024 shortly following the completion of the Merger, and May 10, 2024, the price per share of Common Stock has been as high as $15.50 per share and as low as $1.15 per share. These fluctuations could cause you to lose all or part of your investment in our Common Stock and Warrants. Factors that could cause fluctuations in the trading price of our Common Stock and Warrants include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology industry stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Common Stock and Warrants by stockholders or by us;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new offerings;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;any significant change in our management;

•	economic instability in the global financial markets and slow or negative growth of our markets; and

•	other factors described in this “Risk Factors” section.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

As a former shell company, we will face certain disadvantages relative to companies that pursue a traditional initial public offering, including ineligibility for certain forms and rules for extended periods.

Prior to the Merger, we were a special purpose acquisition company, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. Following the Merger, we are no longer a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, ass amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability to use Form S-8 to register shares issuable in connection with certain compensatory plans and arrangements until 60 days after the filing of information equivalent to that required by Form 10, (f) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (g) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Common Stock, the market price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no, or few, analysts commence coverage of us, the trading price of our Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our Common Stock, the price of our Common Stock could decline. If one or more of these analysts cease to cover our Common Stock, we could lose visibility in the market for our Common Stock, which in turn could cause our stock price to decline.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of Common Stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. The share price of our Common Stock may decline if our actual results do not match the projections of these securities research analysts. If any of the analysts who may cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, change their recommendation regarding shares of our Common Stock adversely or provide more favorable relative recommendations about our competitors, the price of shares of our Common Stock would likely decline. If one or more of these analysts ceases covering us or fails to publish reports on us regularly, the share price or trading volume of our Common Stock could decline.

We incurred significant costs as a result of the Merger and will incur significant increased costs as a result of being a public company, and our management will be required to devote substantial time to new compliance initiatives.

We and Legacy Zapata have both incurred significant, non-recurring costs in connection with consummating the Merger, and have deferred certain closing costs, which we are obligated to pay over time. We may also incur additional costs to retain key employees.

As a public company, we will incur significant legal, accounting and other expenses that Legacy Zapata did not incur as a private company. These expenses may increase even more after it is no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, we will need to implement additional internal controls, both generally and to address the material weaknesses discussed in “Risks Related to Zapata’s Financial Condition and Status as an Early Stage Company,” and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and Nasdaq, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. For example, Nasdaq imposes requirements to obtain stockholder approval for the issuance of equity securities in a variety of circumstances, and this requirement can limit the financing alternatives available to us and thereby increase the cost of capital, which could reduce shareholder returns. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and we could be subject to the delisting of our Common Stock, fines, sanctions and other regulatory action, which may be harmful to its business. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on its audit committee and compensation committee, and qualified executive officers.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock is listed on Nasdaq under the symbol “ZPTA.” However, there is no guarantee that we will be able to comply with the continued listing standards of Nasdaq. If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences, including:

•	reduced liquidity;

•	a limited availability of market quotations for Common Stock;

•

a potential determination that Common Stock is a “penny stock,” which will require brokers trading in Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock;

•	a limited amount of analyst coverage; and

a decreased ability to issue additional securities or obtain additional financing in the future.

Our management team has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage as they will likely need to devote an increasing amount of their time to these activities, resulting in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies.

Future issuances of Common Stock or rights to purchase Common Stock, including pursuant to our 2024 Equity and Incentive Plan (the “2024 Plan”) or 2024 Employee Stock Purchase Plan (the “2024 ESPP”), or in connection with a Dilutive Offering Reset under the Forward Purchase Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have approximately 571.0 million shares of Common Stock authorized but unissued as of March 31, 2024, including (i) approximately 3.0 million shares issuable upon the exercise of options assumed from Legacy Zapata as a result of the Merger, (ii) approximately 3.5 million shares initially reserved under the 2024 Plan, (iii) approximately 0.6 million shares initially reserved for issuance under the 2024 ESPP, and (iv) approximately 25.0 million shares issuable upon exercise of Warrants. Our Certificate of Incorporation and the applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”) authorize us to issue these shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions, or otherwise.

We have outstanding Senior Secured Notes with an aggregate principal amount of $2,000,000 that are convertible at the option of the holder at a price of $8.50 per share, a Purchase Agreement with Lincoln Park, pursuant to which we may instruct Lincoln Park to purchase our shares, and a Forward Purchase Agreement, pursuant to which, in certain circumstances, Sandia may be entitled to purchase Additional Shares from us. See “Risk Factors—We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available.”

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt (subject to the limitations under the Senior Secured Notes) or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our then-existing stockholders, reduce the market price of our Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may adversely affect the amount, timing, or nature of its future offerings. As a result, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership.

We do not currently intend to pay cash dividends on our Common Stock, so any returns will be substantially limited to the value of our Common Stock.

We have no current plans to pay any cash dividends on our Common Stock. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board. We currently anticipate that we will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. In addition, our ability to pay dividends may be limited by covenants under indebtedness that we or our subsidiaries may incur in the future, as well as other limitations and restrictions imposed by law. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock at a greater price than that which you paid for it.

Our Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain disputes between our stockholders and us, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any internal or intra-corporate claim or any action asserting a claim governed by the internal affairs doctrine, including, but not limited to, (i) any derivative action brought by a stockholder on our behalf, (ii) any claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, or employees and (iii) any claim against us arising under our Certificate of Incorporation, Bylaws or the DGCL. The Certificate of Incorporation designates the United States District Court for the District of Delaware as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

This choice of forum provision may have the effect of increasing costs for investors to bring a claim against us and our directors and officers and of limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage (but not prevent) lawsuits with respect to such claims.

Delaware law and provisions in our Certificate of Incorporation and Bylaws might discourage, delay or prevent a change in control of the Company or changes in our management and, therefore, depress the trading price of our Common Stock.

Our status as a Delaware corporation and the anti-takeover provisions of the DGCL may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder without the approval of holders of two-thirds of the voting power of our stockholders other than the interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that may make the acquisition of the Company more difficult, including the following:

•

our Board is classified into three classes of directors with staggered three-year terms, and directors can only be removed from office for cause by the affirmative vote of holders of at least a majority of the voting power of our then-outstanding capital stock;

•	certain amendments to our Certificate of Incorporation will require the approval of stockholders holding two-thirds of the voting power of its then-outstanding capital stock;

•	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	vacancies on our Board will be able to be filled only by our Board and not by stockholders;

•	certain litigation against us can only be brought in Delaware;

•

our Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established by our Board, which shares may be issued without the approval of the holders of our capital stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock.

Our Common Stock is and will be subordinate to all of our indebtedness, future indebtedness, and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against its subsidiaries.

Shares of our Common Stock are common equity interests and, as such, is junior to the Senior Secured Notes and will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our Common Stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that our Board may designate and issue without any action on the part of the holders of our Common Stock. Furthermore, our right to participate in a distribution of assets upon any of its subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

We are an “emerging growth company,” and a “smaller reporting company,” and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of over $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of such year and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Further, are a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

We may issue additional Common Stock or other equity securities without stockholder approval, which would dilute existing stockholders’ ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, financings, future acquisitions, repayment of outstanding indebtedness, employee benefit plans and exercises of outstanding options, warrants and other convertible securities without stockholder approval, in a number of circumstances.

On December 19, 2023, we and Legacy Zapata entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase, at our option, up to $75,000,000 of Common Stock from time to time over a 36-month period following the Commencement Date. On April 11, 2024, we issued 712,025 shares of our Common Stock to Lincoln Park as Commitment Shares. On April 12, 2024, we filed the Lincoln Park Registration Statement, which registers for resale the Commitment Shares and an additional 12,287,975 additional shares of Common Stock that may be issued to Lincoln Park in the future under the Purchase Agreement. On April 18, 2024, the Lincoln Park Registration Statement was declared effective.

When we sell shares to Lincoln Park, Lincoln Park may resell all, some or none of those shares of Common Stock at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of Common Stock. In addition, if we sell a substantial number of shares of Common Stock to Lincoln Park under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of Common Stock or the mere existence of our arrangement with Lincoln Park may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales. While we have currently registered only 13,000,000 shares of Common Stock under the Lincoln Park Registration Statement, we may register and issue up to 150,712,025 shares of Common Stock in total to Lincoln Park if, for example, all the Common Stock were issued to Lincoln Park at the Floor Price of $0.50.

If we sell Common Stock to Lincoln Park, Lincoln Park would receive shares of Common Stock for up to 36 months following the Commencement Date at a discount to the then current market price (or at a discount to the average of the three lowest closing sale prices during the ten consecutive business days ending on the business day immediately preceding the purchase date). This gives Lincoln Park an incentive to sell such shares immediately. As such, Lincoln Park would not be subject to the same level of market risk as other investors. Each potential Lincoln Park purchase would result in the issuance of additional shares of Common Stock, which would further dilute our stockholders, and may in turn decrease the trading price of our Common Stock and our ability to obtain additional financing.

Additionally, on March 25, 2024, we entered into the Forward Purchase Agreement, pursuant to which Sandia has the right to purchase shares from us up to the Maximum Number of Shares (as defined in the Forward Purchase Agreement). Any transaction that constitutes a Dilutive Offering will trigger an increase in the Maximum Number of Shares to an amount equal to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. Sandia’s payment for the purchase of any Additional Shares will be netted against our equal cash prepayment to Sandia for such Additional Shares, so we will not receive any proceeds for such issuance until the end of the term of the Forward Purchase Agreement, unless Sandia elects to early terminate some or all of the shares subject to such agreement. Accordingly, Sandia may be incentivized to purchase Additional Shares immediately following a Dilutive Offering. The Forward Purchase Agreement excludes from the definition of Dilutive Offering drawdowns on the Purchase Agreement occurring during the 180 days after the effectiveness of the Lincoln Park Registration Statement, but following the end of such period, any drawdowns under the Purchase Agreement may constitute a Dilutive Offering. Additional purchases of Additional Shares pursuant to the Forward Purchase Agreement by Sandia may substantially dilute our Common Stock (See “We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available”).

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•	a stockholder’s proportionate ownership interest in the Company would decrease;

•	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

•	the market price of the Common Stock may decline.

Sales of a substantial amount of the Common Stock in the public markets may cause the market price of the Common Stock to decline.

Pursuant to certain lock-up agreements and restrictions in our Bylaws related to securities issued to Legacy Zapata stockholders in connection with the Merger and subject to certain exceptions, Legacy Zapata stockholders are contractually restricted from selling or transferring any of their shares. However, simultaneously with the closing of the Merger, we released from lock-up restrictions an aggregate of 2,300,000 shares of Common Stock held by stockholders subject to the Zapata Preferred Stock Lock-Up Agreement on a pro rata basis. Additionally, following the expiration of the lock-up periods prescribed in such documents, Legacy Zapata stockholders will not be restricted from selling Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time following the expiration of the applicable lock-up period. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the price of our Common Stock or the market price of our Common Stock could decline if the holders of currently restricted shares of Common Stock sell them or are perceived by the market as intending to sell them. Moreover, the sale of shares under the Purchase Agreement, any announcement or other public disclosure regarding such sales should they occur, the perceived risk of such sales, the dilution that would result from such sales should they occur and the resulting downward pressure on our share price as a result of the foregoing could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares of Common Stock offered for sale as a result of the resale registration statements we are filing and expect to file, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

The potential exercise of additional rights under the Resale Registration Rights Agreement (as defined below) may adversely affect the market price of our Common Stock.

Up to twice in any 12-month period, certain of our and Legacy Zapata’s stockholders party to the Amended and Restated Registration Rights Agreement, dated as of September 6, 2023, by and among certain of our security holders and us (the “Resale Registration Rights Agreement”) may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $50 million or all of such holders’ remaining registrable securities. We also agreed to provide customary “piggyback” registration rights, subject to certain exceptions.

The exercise of Warrants of our stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Such dilution will increase if more of our shares are redeemed.

As of March 31, 2024, we had outstanding Warrants to purchase an aggregate of 25,049,982 shares of our Common Stock, comprised of 11,499,982 Public Warrants and 13,550,000 Private Warrants, all of which are currently exercisable. The likelihood that those Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.

There is no guarantee that the Warrants will ever be in the money after they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

To the extent the Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our stock and increase the number of shares eligible for resale in the public market. Holders of Warrants do not have a right to redeem the Warrants. Sales of substantial numbers of shares of Common Stock issued upon the exercise of Warrants in the public market or the potential that such Warrants may be exercised could also adversely affect the market price of our Common Stock.

The agreements for our outstanding Warrants designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of Warrants, which could limit the ability of such warrant holders to obtain a favorable judicial forum for disputes with the Company.

The agreements for our outstanding Warrants (the “Warrant Agreements”) provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreements do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of them shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreements. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of Warrants, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreements inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may amend the terms of the Warrants in a manner that may be adverse to the holders of such Warrants, with the approval of at least 50% of the then-outstanding warrants issued pursuant to our Public Warrant Agreement dated as of January 12, 2022 (“Public Warrants”) and, in the case of the warrants issued pursuant to our Private Warrant Agreement dated as of January 12, 2022 (“Private Warrants”) with the approval of at least 50% of the then-outstanding Private Warrants. As a result, the exercise price of such warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of such warrants, could be decreased, all without approval of the holders of each Warrant affected.

The Public Warrants were issued in registered form under the Public Warrant Agreement and the Private Warrants are being registered for resale pursuant to this registration statement. The Warrant Agreements provide that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision, including to conform the provisions of the Warrant Agreements to the descriptions of the terms of the Warrants set forth in the prospectus for the registration of such Warrants, (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreements as the parties may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants and (iii) providing for the delivery of an “alternative issuance” (as defined in the Warrant Agreement), but requires approval by the holders of at least 50% of the then-outstanding Public Warrants and, in the case of the Private Warrants, approval by the holders of at least 50% of the then-outstanding Private Warrants, to make any other changes. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants (and at least 50% of the then-outstanding Private Warrants, in the case of the Private Warrants), approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, or shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On March 29, 2024, a former consultant of Legacy Zapata exercised an option to purchase 30,822 shares of unregistered Common Stock of the Company at an exercise price of $1.25 per share. This sale was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Zapata Computing Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

3.2	Bylaws of Zapata Computing Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

4.1	Public Warrant Agreement, dated as of January 12, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on January 19, 2022)

4.2	Private Warrant Agreement, dated as of January 12, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on January 19, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed by the Company on December 17, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAPATA COMPUTING HOLDINGS INC.

Date: May 15, 2024	By:	/s/ Christopher Savoie
	Name:	Christopher Savoie
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Mimi Flanagan
	Name:	Mimi Flanagan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

51