Form 10-Q
period 2024-06-30
Zapata Computing Holdings Inc.
filed 2024-08-14
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 38,630,827 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA COMPUTING HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,164	$3,332
Accounts receivable ($2,235 and $829 from related parties, respectively)	2,505	1,938
Prepaid expenses and other current assets	1,344	323
Total current assets	11,013	5,593
Property and equipment, net	106	156
Operating lease right-of-use assets	68	238
Deferred offering costs	—	1,943
Other non-current assets	—	137
Total assets	$11,187	$8,067
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable ($4,083 and $1,500 to related parties, respectively)	$11,575	$6,452
Accrued expenses and other current liabilities	5,255	1,945
Deferred revenue	736	744
Deferred legal fees	2,953	—
Operating lease liability, current	75	252
Note payable - related party, current	2,305	—
Total current liabilities	22,899	9,393
Forward purchase agreement derivative liability	13,163	—
Senior secured notes	2,081	8,900
Total liabilities	38,143	18,293
Commitments and contingencies (Note 16)
Convertible preferred stock (Series Seed, A, B-1 and B-2), $0.0001 par value; 0 and 14,647,823 shares authorized at June 30, 2024 and December 31, 2023, respectively; 0 and 13,001,114 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	64,716
Stockholders’ deficit:
Common stock, $0.0001 par value; 600,000,000 and 23,500,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 35,255,013 and 4,678,950 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	—
Additional paid-in capital	100,545	14,633
Accumulated other comprehensive loss	(83)	(49)
Accumulated deficit	(127,422)	(89,526)
Total stockholders’ deficit	(26,956)	(74,942)
Total liabilities, convertible preferred stock and stockholders’ deficit	$11,187	$8,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue ($1,168, $494, $1,601 and $989 from related parties, respectively)	$2,001	$1,432	$3,219	$2,944
Cost of revenue	1,280	1,150	2,328	2,456
Gross profit	721	282	891	488
Operating expenses:
Sales and marketing ($696, $696, $1,391 and $1,391 from related parties, respectively)	2,193	1,648	3,841	3,349
Research and development	1,593	1,470	3,007	3,599
General and administrative	4,307	1,299	6,489	2,768
Total operating expenses	8,093	4,417	13,337	9,716
Loss from operations	(7,372)	(4,135)	(12,446)	(9,228)
Other income (expense):
Interest expense	(77)	—	(862)	—
Loss on issuance of forward purchase agreement derivative liability	—	—	(4,935)	—
Change in fair value of forward purchase agreement derivative liability	(8,228)	—	(8,228)	—
Loss on issuance of senior secured notes	—	—	(9,776)	—
Other income (expense), net	108	(558)	(1,636)	(529)
Total other expense, net	(8,197)	(558)	(25,437)	(529)
Net loss before income taxes	(15,569)	(4,693)	(37,883)	(9,757)
Provision for income taxes	(7)	(23)	(13)	(27)
Net loss	$(15,576)	$(4,716)	$(37,896)	$(9,784)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.01)	$(2.06)	$(2.10)
Weighted-average common shares outstanding, basic and diluted	32,182,440	4,661,256	18,383,203	4,659,269
Net loss	$(15,576)	$(4,716)	$(37,896)	$(9,784)
Foreign currency translation adjustment	(19)	(6)	(34)	(7)
Comprehensive loss	$(15,595)	$(4,722)	$(37,930)	$(9,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	14,222,580	$64,716	5,095,831	$—	$2,734	$(25)	$(59,792)	$(57,083)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—
Adjusted balance, beginning of period	13,001,114	64,716	4,656,228	—	2,734	(25)	(59,792)	(57,083)
Issuance of common stock resulting from exercise of stock options	—	—	2,999	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	(5,068)	(5,068)
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Balances at March 31, 2023	13,001,114	$64,716	4,659,227	$—	$2,785	$(26)	$(64,860)	$(62,101)
Issuance of common stock resulting from exercise of stock options	—	—	2,742	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	162	—	—	162
Net loss	—	—	—	—	—	—	(4,716)	(4,716)
Cumulative translation adjustment	—	—	—	—	—	(6)	—	(6)
Balances at June 30, 2023	13,001,114	$64,716	4,661,969	$—	$2,950	$(32)	$(69,576)	$(66,658)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—

Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
Balances at March 31, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)
Issuance of common stock pursuant to the equity line of credit	—	—	5,419,287	2	5,300	—	—	5,302
Commitment shares issued pursuant to the equity line of credit	—	—	712,025	—	1,688	—	—	1,688
Partial early termination of the forward purchase agreement	—	—	—	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	—	—	229	—	—	229
Net loss	—	—	—	—	—	—	(15,576)	(15,576)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Balances at June 30, 2024	—	$—	35,255,013	$4	$100,545	$(83)	$(127,422)	$(26,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,896)	$(9,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	86
Non-cash interest expense	761	—
Non-cash vendor payments	150	—
Loss on issuance of senior secured notes	9,776	—
Loss on issuance of forward purchase agreement derivative liability	4,935	—
Change in fair value of senior notes	—	570
Change in fair value of forward purchase agreement derivative liability	8,228	—
Stock-based compensation	420	207
Non-cash lease expense	170	173
Equity line of credit commitment expense	1,688	—
Changes in operating assets and liabilities:
Accounts receivable (($1,405) and ($88) from related parties, respectively)	(568)	280
Prepaid expenses and other current assets	(881)	(482)
Accounts payable ($2,583 and $758 from related parties, respectively)	5,457	1,721
Accrued expenses and other current liabilities and other non-current liabilities	(5)	(1,250)
Deferred revenue	(8)	(279)
Deferred legal fees	(378)	—
Operating lease liabilities	(178)	(179)
Net cash used in operating activities	(8,254)	(8,937)
Cash flows from investing activities:
Purchases of property and equipment	(26)	(2)
Net cash used in investing activities	(26)	(2)
Cash flows from financing activities:
Payment of deferred offering costs	(2,929)	—
Proceeds from the exercise of stock options	68	9
Issuances of common stock under equity line of credit	5,300	—
Proceeds from the reverse recapitalization	12,636	—
Proceeds from the partial early termination of the forward purchase agreement	2,500	—
Payment of note payable - related party	(315)	—
Prepayment for forward purchase agreement	(10,986)	—
Proceeds from senior and senior secured notes	5,878	4,875
Net cash provided by financing activities	12,152	4,884
Effect of exchange rate changes on cash and cash equivalents	(40)	(22)
Net increase (decrease) in cash and cash equivalents	3,832	(4,077)
Cash and cash equivalents and restricted cash at beginning of period	3,469	10,210
Cash and cash equivalents and restricted cash at end of period	$7,301	$6,133
Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$14,660	$—
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$352	$—
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$1,150	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$2,793	$—
Debt issuance costs in included in accrued expenses and other current liabilities	$35	$—
Conversion of convertible preferred stock upon the reverse recapitalization	$64,716	$—
Issuance of common stock in connection with the equity line of credit commitment shares	$1,688	$—
Income taxes paid	$—	$22

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Legacy Zapata’s consolidated financial statements and notes thereto included as Exhibit 99.1 to the Form 8-K filed by Legacy Zapata on April 3, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

On the Closing Date, AAC and Legacy Zapata, consummated a business combination (the “Merger”) (see Note 3) pursuant to the Business Combination Agreement. In connection with the Closing of the Merger, AAC changed its name to Zapata Computing Holdings Inc. The Company’s common stock and warrants commenced trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the new trading symbols “ZPTA” and “ZPTAW”, respectively, on April 1, 2024. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, AAC, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Zapata, a direct wholly owned subsidiary of AAC, was treated as the accounting acquirer.

As a result, the unaudited condensed consolidated financial statements included herein for the three and six months ended June 30, 2024 reflected (i) the historical operating results of Legacy Zapata prior to the Merger, (ii) the combined results of the Company, Legacy Zapata and AAC following the Closing of the Merger, (iii) the assets and liabilities of Legacy Zapata at their historical costs, (iv) the assets and liabilities of the Company and AAC at their historical costs, which approximated fair value, and (v) the Company’s equity structure for all periods presented.

The Company’s equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, par value $0.0001, issued to Legacy Zapata’s stockholders in connection with the recapitalization transaction. As such, the Company’s common stock and the corresponding capital amounts and earnings per share related to Legacy Zapata’s common stock prior to the Merger have been retrospectively restated as shares reflecting the conversion upon the closing of the Merger calculated in accordance with the Business Combination Agreement by multiplying each share of Convertible Preferred Stock (as defined below) by 0.9141 (the “Exchange Ratio”).

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the Industrial Generative AI Solutions market.

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

Since inception through June 30, 2024, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock (including sales under its equity line of credit) and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has incurred net losses of $15,576 and $37,896 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $127,422 and $89,526, respectively. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to utilize its equity line of credit, identify future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through its Purchase Agreement (also referred to as the equity line of credit) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

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

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, revenue recognition, the Forward Purchase Agreement derivative liability, the valuation of the Company’s common stock, and the fair value of stock-based awards. The Company’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Foreign Currency and Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries in Canada, Japan, Spain and the United Kingdom is United States dollars (“USD”), Japanese Yen, Euro and British Pound, respectively. Assets and liabilities of these subsidiaries are translated into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the condensed consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Accounts receivable is presented after consideration of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for recovery is determined to not be probable. As of June 30, 2024 and December 31, 2023, the Company recorded zero allowance for credit losses.

The following table summarizes customers who represent greater than 10% of the Company’s total revenue during the three and six months ended June 30, 2024, as well as customers who represent greater than 10% of the Company’s total accounts receivable as of June 30, 2024 and December 31, 2023:

	Percentage of Revenue				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2024	December 31, 2023
	2024	2023	2024	2023
Customer A*	58%	35%	50%	34%	89%	43%
Customer B	18%	24%	20%	23%	N/A**	N/A**
Customer C	N/A**	17%	13%	18%	N/A**	31%
Customer D	N/A**	N/A**	11%	N/A**	N/A**	N/A**
Customer E	N/A**	24%	N/A**	26%	N/A**	26%

*Related party

**Less than 10% of total revenue or accounts receivable

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $6,652 and $2,693, respectively.

Restricted Cash

Restricted cash consists of cash on deposit to secure a letter of credit totaling $137 as of June 30, 2024 and December 31, 2023 that is required to be maintained in connection with the Company’s lease arrangements. The letter of credit is expected to be renewed until the lease expiration in September 2024. As of June 30, 2024, the Company classified its restricted cash as a current asset and included in prepaid expenses and other current assets on the condensed consolidated balance sheet based on the release date of the restrictions. As of December 31, 2023, the Company classified its restricted cash as a non-current asset and included in other non-current assets on the condensed consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$7,164	$3,332
Restricted cash	137	137
Total cash, cash equivalents and restricted cash	$7,301	$3,469

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

Deferred Offering Costs

The Company capitalized deferred offering costs, consisting of direct legal, accounting, capital markets advisory and other fees and costs directly attributable to the Company’s Merger with Legacy Zapata (see Notes 3 and 16). Upon the Closing of the Merger on March 28, 2024, all deferred offering costs totaling $7,058 were reclassified and recorded against additional paid-in capital in the condensed consolidated balance sheets. The deferred transaction costs were $0 and $1,943 as of June 30, 2024 and December 31, 2023, respectively.

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

For the three and six months ended June 30, 2024, the Company did not recognize any impairment losses on long-lived assets.

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

Deferred Legal Fees

Deferred legal fees consist of consideration to be paid to AAC’s legal advisors in connection with its initial public offering (“IPO”) and the consummation of the Merger. The deferred legal fees have been and will be paid by the Company in equal monthly installments over the twelve-month period starting on May 3, 2024.

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

The Company accounts for its Senior Secured Note issued to a third party for capital market advisory services in connection with the Merger as a stock-based award granted to non-employees (see Note 8) and measured the fair value of the award at the Merger date using the binomial lattice model. The liability portion of the award is carried at redemption value, including paid in-kind interest, as Senior Secured Notes in the accompanying balance sheet. The fair value in excess of the redemption value was recorded to additional paid-in capital and a loss at issuance.

The Company accounts for its remaining Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. The Company concluded that the optional conversion features were not required to be bifurcated and separately accounted for as a derivative.

The substantial premium related to the remaining Senior Secured Notes issued is recorded as a loss at issuance within total other expense, net in the condensed consolidated statements of operations and comprehensive loss. Costs related to the issuance of the Senior Secured Notes are recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the Senior Secured Notes and are recorded in other expense, net within the condensed consolidated statements of operations and comprehensive loss using the effective interest method.

Segment Information

The Company manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker, reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. As of June 30, 2024 and December 31, 2023, the Company does not have material long-term assets outside the U.S.

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

Capitalization of Software Development Costs

The Company incurred software development costs related to development of its quantum computing platform. Given that the Company may sell the platform both as a service as well as a license, the Company evaluates software development costs to determine the point where technological feasibility is established. The Company has determined that technological feasibility is typically concurrently with the release, and therefore there have not been costs capitalized through June 30, 2024. Costs incurred in connection with maintenance and customer support are also expensed as incurred.

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

Revenue from consulting services is generally recognized over time. The Company’s contracts typically contain fixed-fee transaction prices. The Company determines and records a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration the Company expects to receive. The Company has not recorded any provision for loss contracts at June 30, 2024 or December 31, 2023.

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

From time to time, the Company may enter into arrangements to build license applications that can be used in conjunction with its Orquestra Platform or separately. To date, the license application built has been delivered as a perpetual license with associated post-contract support. The Company recognizes the license at the time of deployment, and the related post-contract support over the contracted service period on a ratable basis, as it is provided as a stand-ready service.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

The Company’s balances resulting from contracts with customers include the following:

Contract Acquisition Costs—The Company incurs and pays commissions at the commencement of the contract. The period of the related revenue recognition for the Company’s contracts is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred.

For contracts that have periods that exceed one year, the Company capitalizes contract acquisition costs. As of June 30, 2024 and December 31, 2023, capitalized contract acquisition costs of $19 and $38, respectively, were included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was $10 and $15 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 and 2023, respectively, and $19 and $19 recognized in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023.

Accounts Receivable—Accounts receivable represents amounts billed or unbilled to customers that have yet to be collected and represents an unconditional right to receive this consideration from its customers. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of June 30, 2024 and December 31, 2023, there were accounts receivable due from related parties amounting to $2,235 and $829, respectively. As of June 30, 2024 and December 31, 2023, the Company had zero allowance for credit losses.

Deferred Revenue—Deferred revenue represents payments received for which revenue has not yet been recognized.

All deferred revenue as of December 31, 2023 was recognized as revenue during the six months ended June 30, 2024. The decrease in deferred revenue is due to decreased customer billings for revenue not yet delivered for consulting services and subscriptions relating to timing of satisfaction of the Company’s performance obligations.

Balances from contracts with customers for the six months ended June 30, 2024, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $1,500 and $562 from related parties at June 30, 2024 and December 31, 2023, respectively)	$1,617	$1,341
Unbilled accounts receivable (including $735 and $267 from related parties at June 30, 2024 and December 31, 2023, respectively)	888	597
Deferred revenue	736	744

Balances from contracts with customers for the year ended December 31, 2023, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $562 and $0 from related parties at December 31, 2023 and 2022, respectively)	$1,341	$600
Unbilled accounts receivable (including $267 and $534 from related parties at December 31, 2023 and 2022, respectively)	597	827
Deferred revenue	744	500

All revenue from contracts with customers was generated in the U.S. during the three and six months ended June 30, 2024 and 2023. Revenue from contracts with customers recognized for the three and six months ended June 30, 2024 and 2023 consist of the following:

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point in time	$735	$—	$735	$—
Over time	1,266	1,432	2,484	2,944
Total	$2,001	$1,432	$3,219	$2,944

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

Sales and Marketing Expenses

Advertising expenses, which are included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss, primarily include promotional expenditures, and are expensed as incurred. The amount incurred for advertising expenses for the three and six months ended June 30, 2024 and 2023 was immaterial.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

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

Stock-Based Compensation

The Company measures all stock-based options granted to employees, directors and non-employees based on the fair value of the awards on the date of grant using the Black-Scholes option-pricing model. The Company measures restricted stock awards using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s common stock at the date of grant.

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

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of June 30, 2024 and December 31, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various concepts statements and impacts various topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The guidance in this update is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $2,081 on the Senior Secured Notes remains outstanding as of June 30, 2024.

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

On April 11, 2024, the Company issued 712,025 shares of common stock to Lincoln Park as consideration for the Commitment Fee at an effective price of $2.37 per share. As of June 30, 2024, the Company has issued 5,419,287 shares of its common stock to Lincoln Park for aggregate proceeds of $5,300 (excluding the Commitment Fee shares).

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

On September 13, 2023, the Company entered into an agreement with an additional third party for advisory services to be provided in connection with the Merger. In March 2024, the payment terms of the agreement were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. During the six months ended June 30, 2024 the Company paid $84 to the third party.

The Senior Secured Note issued to the third party was a modified award issued subsequent to the initial date of grant (see Note 3). The incremental fair value of the Senior Secured Note from the award modification was recorded as a Loss on issuance of senior secured notes within Total other expense, net in the condensed consolidated statements of operations and comprehensive loss. The Senior Secured Note issued to the third party has the same terms as the Senior Secured Notes issued to other noteholders. The third party did not convert the Senior Secured Note into shares of the Company’s common stock upon the Closing of the Merger, and the Senior Secured Note remained outstanding at June 30, 2024.

On February 9, 2024, AAC and the Company entered into a capital markets advisory agreement with a third party pursuant to which the Company agreed to pay the third party i) $300 for capital markets advisory services provided related to the Merger, and ii) $150 for services provided related to the benefit of the holders of AAC and Zapata securities. On March 27, 2024, AAC and the Company also agreed to issue to the third party a Senior Secured Note in the principal aggregate amount of $150 immediately prior to the Closing of the Merger in exchange for additional capital markets advisory services provided in connection with the Merger. This Senior Secured Note was then converted into 33,333 shares of the Company’s common stock at the Closing of the Merger. The Company recorded a reduction of $450 in additional paid-in capital on its condensed consolidated balance sheet as a transaction cost in connection with the capital markets advisory services provided. During the six months ended June 30, 2024, in connection with the 33,333 shares issued for the additional services, the Company recognized $150 in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024, pursuant to which the third party acted as a capital markets advisor to the Company in connection with the Merger. The Company agreed to pay the third party a non-refundable cash fee of $1,800, payable by the Company in monthly payments of $113 commencing on the earlier of May 31, 2024 or the effectiveness of the Lincoln Park Registration Statement until the full advisory fee of $1,800 has been paid (the “Term”), with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Notwithstanding the foregoing, the Company will pay the full $1,800 upon consummation of a financing transaction with proceeds of $15,000 or more (not including sales under the Purchase Agreement or similar financing) during the Term. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. The Company also

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

recorded an obligation of $1,575 to the third party in accrued expenses and other current liabilities within the condensed consolidated balance sheet as of June 30, 2024. During the six months ended June 30, 2024, the Company paid $226 to the third party.

In March 2024, the Company entered into a placement agent agreement to retain an additional third party for the purpose of raising up to $10,000, for a term of 60 days from the execution of the placement agent agreement. The Company agreed to pay a cash fee equal to 7.0% of the gross amount of cash proceeds received by the Company from investors introduced by the third party directly to the Company (the “Financing Proceeds”), payable within 7 business days following receipt of proceeds from any investors introduced by the third party. In addition, the Company agreed to issue a number of shares of common stock equal to 3.0% of the Financing Proceeds divided by 4.50 upon the closing of the Merger. The Company made cash payments in an aggregate amount equal to $123 in connection with the receipt of the Financing Proceeds and issued 11,666 shares of common stock upon the closing of the Merger. The Company capitalized the cash fee and the fair value of the shares issued as a debt discount and amortized using the effective interest method over the term of the loans. (See Note 8).

Marketing Services Agreement

On February 9, 2024, AAC entered into a marketing services agreement with a third party to promote investor engagement, pursuant to which AAC agreed to pay the third party in shares of the Company’s common stock with a value of $300 upon the Closing of the Merger. In connection with the Closing of the Merger, the Company issued 30,706 shares of the Company’s common stock to the third party.

Merger Consideration

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the consolidated statement of changes in equity. Upon the Closing of the Merger, the Company assumed liabilities of $8,159 from AAC, which was comprised of $223 of accounts payable, $1,987 of accrued expenses and other current liabilities, $2,619 of note payable – related party, and $3,330 of deferred legal fees.

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

(Dollar amounts in thousands, except per share and share amounts)

4.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$6,652	$—	$—	$6,652
	$6,652	$—	$—	$6,652
Liabilities:
Forward purchase agreement derivative liability	$—	$—	$13,163	$13,163
	$—	$—	$13,163	$13,163

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,693	$—	$—	$2,693
	$2,693	$—	$—	$2,693

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

For the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table represents the significant inputs used in calculating the forward purchase agreement derivative liability on the issuance date and as of June 30, 2024:

	March 28, 2024	June 30, 2024
Stock price	$13.60	$0.60
Expected volatility	50.00%	60.00%
Risk-free interest rate	4.54%	4.75%
Expected life (in years)	2.00	1.75
Expected dividend yield	—%	—%

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

The Company determined the initial value for the forward purchase agreement derivative liability of $4,935 using the Level 3 inputs as of the issuance date on March 28, 2024 and recorded the loss on issuance of $4,935 as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the forward purchase agreement derivative liability of $8,228 was recorded during the three and six months ended June 30, 2024 in the condensed consolidated statements of operations and comprehensive loss.

The following table presents the change in fair value of the forward purchase agreement derivative liability for the three and six months ended June 30, 2024:

Amounts
Balance as of December 31, 2023	$—
Forward purchase agreement derivative liability issuance	4,935
Balance as of March 31, 2024	4,935
Partial early termination of forward purchase agreement derivative liability	(823)
Change in fair value of forward purchase agreement derivative liability	9,051
Balance as of June 30, 2024	$13,163

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Computer equipment	$655	$630
Furniture and fixtures	128	128
Leasehold improvement	26	26
	809	784
Less: Accumulated depreciation and amortization	(703)	(628)
Property and equipment, net	$106	$156

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2024 and 2023 was $37, $41, $75 and $86, respectively.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued employee compensation and benefit	$967	$263
Accrued professional fees	3,709	1,377
Other	579	305
	$5,255	$1,945

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

Pursuant to the Forward Purchase Agreement, at the Closing of the Merger, the Company prepaid to Sandia (the “Prepayment”), with respect to the Recycled Shares, with proceeds from the trust account, a cash amount equal to the (x) product of the number Recycled Shares and (y) $10.99 per share, totaling $10,986 which was paid at the Closing of the Merger. With respect to the Additional Shares, a per share amount equal to $10.99 per share was netted against the proceeds from the Additional Shares received from Sandia, resulting in no cash received or paid for the share issuance.

As of June 30, 2024, the reset price (the “Reset Price”) was $10.00 per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring 180 days after the closing date of the Merger, to be greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of the Company’s common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which the Company closes any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of the Company’s common stock or securities of the Company or any of its subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of the Company’s common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).

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

To the extent Sandia does not early terminate shares purchased under the Forward Purchase Agreement, as described below, the parties will settle the then outstanding shares held by Sandia upon the Valuation Date, such date being two years from the Closing of the Merger, March 28, 2026, subject to acceleration under certain circumstances, including the occurrence of a VWAP Trigger Event, defined as an event that occurs if the volume weighted average price per share on any scheduled trading day, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per share. On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date, as described in the Forward Purchase Agreement (the “Valuation Period”), Sandia will pay the Company a cash amount equal to (A) the number of shares subject to the Forward Purchase Agreement as of the Valuation Date less the number of unregistered shares, multiplied by (B) the volume-weighted average price over the Valuation Period (the “Settlement Amount”); provided, that if the amount of the Settlement Amount Adjustment (as defined below) payable by the Company to Sandia is less than the Settlement Amount, then the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash. The Company will pay to Sandia on the Cash Settlement Payment Date an amount (the “Settlement Amount Adjustment”) equal to (1) the Number of Shares as of the Valuation Date multiplied by $2.00 per share if the amount is to be paid in cash, or (2) if the Settlement Amount Adjustment exceeds the Settlement Amount, the Company may at its election pay the Settlement Amount Adjustment to Sandia in shares of common stock of the Company, in an amount equal to the product of the number of shares, including the Recycled Shares and the Additional Shares as of the Valuation Date multiplied by $2.25; provided, that in certain circumstances as described in the Forward Purchase Agreement, including if a Delisting Event (as defined in the Forward Purchase Agreement) occurs during the Valuation Period, such amount must be paid in cash.

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

The Company has determined that the Optional Early Termination provision and the Variable Maturity Consideration, within the Forward Purchase Agreement as combined are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative. The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value of $13,163 as of June 30, 2024, with the initial value of the instrument recorded as a loss on issuance of forward purchase agreement derivative liability of $4,935 in the condensed consolidated statements of operations and comprehensive

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

loss. The change in fair value of the forward purchase agreement derivative liability of $8,228 was recorded during the three and six months ended June 30, 2024 in the condensed consolidated statements of operations and comprehensive loss.

The Prepayment is accounted for as a subscription receivable and recorded as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and the Additional Shares. The Company recognized a subscription receivable of $10,986 associated with the Recycled Shares as a reduction to additional paid-in capital in its condensed consolidated balance sheet and a subscription receivable associated with the Additional Shares was fully offset with the proceeds that Sandia paid for the purchase of these shares, resulting in no cash received or paid for such share issuance.

In April 2024, Sandia partially exercised the optional early termination right under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated and the Company received payments totaling $2,500 under the early termination obligation prescribed in the Forward Purchase Agreement.

In addition, the Company reimbursed Sandia $64 at the Closing for reasonable out-of-pocket expenses for costs incurred in connection with the transaction, and (b) $54 in expenses incurred in connection with the acquisition of the Recycled Shares. These expenses were recorded within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024. The Company will also pay to the third party a quarterly fee of $5 in consideration of certain legal and administrative obligations in connection with this transaction.

8.
Debt

The aggregate principal amount of debt outstanding as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Senior secured notes	$2,081	$8,900
Note payable - related parties	2,305	—
	$4,386	$8,900

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Current liabilities:
Note payable - related parties	$2,305	$—
Debt, current portion	2,305	—
Non-current liabilities:
Senior secured notes	2,081	8,900
Debt, net of current portion	2,081	8,900
Total Debt	$4,386	$8,900

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

From January through March 2024, Legacy Zapata issued $7,150 in additional aggregate principal amount of Senior Secured Notes, which includes certain Senior Secured Notes with an aggregate principal amount of $1,150 that were issued to third party advisors in lieu of cash payment for services rendered to Legacy Zapata related to the Merger (Note 3). The Senior Secured Notes were or are, as applicable, convertible at the option of the holder in connection with a business combination between Legacy Zapata and a publicly-traded special purpose acquisition company, including the Merger, or in connection with an initial public offering, in each case on or prior to the maturity date, at a conversion price (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) of (i) $4.50 per share at the closing of such business combination, including the Merger, or initial public offering, as applicable, or (ii) $8.50 per share at any time after the closing of such business combination, including the Merger, or initial public offering, as applicable.

The Senior Secured Notes issued from January 2024 to March 2024 totaling $6,150 were issued at a substantial premium. Accordingly, the Company accounted for the issuance of these Senior Secured Notes under the amortized cost model, which is the principal plus accrued interest. The remaining Senior Secured Note issued to a third-party advisor totaling $1,000 is carried at redemption value, which is the principal plus accrued interest.

The Company issued a Senior Secured Note to a third party for capital market advisory services that vested contingently with the Merger. Upon the satisfaction of the performance condition as described in the agreement, the Company accounted for the Senior Secured Note as a stock-based award granted to a non-employee and measured the award based on the fair value on the Merger date, with the liability portion of the award recorded as Senior Secured Notes at the redemption value, and the excess fair value recorded as a Loss on issuance of convertible note within total other expense, net in the condensed consolidated statements of operations and comprehensive loss.

The aggregate premium associated with the Senior Secured Notes, which was recorded as a loss on the issuance date of $9,776 was recorded within other income (expense) and as additional paid-in capital. For the three and six months ended June 30, 2024 the Company recognized $77 and $493 in interest expense related to contractual interest on the Senior Secured Notes, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive loss. Legacy Zapata incurred an additional $210 of debt issuance costs in connection with the Senior Secured Notes issued from January 2024 to March 2024 and were accounted as a debt discount, of which $53 was settled through the issuance of 11,666 shares of the Company’s common stock upon the Closing of the Merger (see Note 3). The Company recognized $368 in interest expense associated with the accelerated amortization of debt issuance costs upon the conversion of a portion of the outstanding Senior Secured Notes at the Closing of the Merger, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive loss.

The aggregate premium associated with the Senior Secured Notes issued during the six months ended June 30, 2024 was estimated utilizing a binomial lattice model which includes a combination of the discounted cash flow and optional conversion with De-SPAC features. The following table presents the significant unobservable inputs that were included in the discounted cash flow

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

feature and the optional conversion with De-SPAC feature for the period of January 1, 2024 to March 27, 2024 (the last issuance date):

Significant Unobservable Input	Input Range
Model	Discounted cash flow
Discount rate	29.7% to 31.4%
Model	Optional conversion with De-SPAC
Closing stock price	$9.49 to $10.97
Expected annual volatility	55.0%
Risk free rate	4.2% to 4.4%
Dividend yield	0.0%
Preferred yield	29.7% to 31.4%

Upon the Closing of the Merger, a portion of the aggregate outstanding the Senior Secured Notes converted into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14,207 and associated accrued interest of $453 were converted, resulting in an increase in common stock and additional paid-in capital of $14,660. Certain holders of the Senior Secured Notes, holding $2,081 in aggregate principal and accrued interest as of June 30, 2024, did not convert their Senior Secured Notes into shares of the Company’s common stock.

The Company recognizes the remaining Senior Secured Notes at amortized cost. As of June 30, 2024, the $2,081 of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes. The $2,081 of aggregate principal and accrued interest on the outstanding Senior Secured Notes mature on December 15, 2026.

Notes Payable - Related Parties

To finance transaction costs in connection with the Merger, the Sponsor and certain of AAC’s officers and directors made working capital loans (the “Notes Payable – Related Party”) to AAC prior to the Closing. The Notes Payable – Related Party would either be repaid upon the consummation of the Merger, without interest, or at AAC’s discretion, up to $1,500 of such Notes Payable – Related Party could be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant at the Closing Date of the Merger (see Note 11).

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2,619, which was also due per its terms at the Closing of the Merger was deferred and became due in monthly installments (including interest accruing from the Closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement (see Notes 3 and 10). The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. The Company accounted for the Notes Payable – Related Party under the amortized cost model. As of June 30, 2024, the outstanding balance of the Notes Payable – Related Party was $2,305 within the Company’s condensed consolidated balance sheet. There was no unamortized debt discount related to Notes Payable – Related Party as of June 30, 2024.

As of June 30, 2024, future minimum payments required on the Senior Secured Notes and the Notes Payable – Related Party are as follows:

Year Ending	Amount
2024 (remaining)	$1,576
2025	796
2026	2,081
Total future minimum payments	4,453
Less: imputed interest	(67)
Total Debt	$4,386

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

As of December 31, 2023, the holders of the Convertible Preferred Stock had the following rights and preferences:

Voting Rights—The holders of Convertible Preferred Stock voted together with all other classes and series of stock as a single class on an as-converted basis. Each share of Convertible Preferred Stock entitled the holder to such number of votes per share as would equal the number of shares of common stock into which the share was then convertible. The holders of the Series A Preferred stock were entitled to elect one member of the Company’s Board of Directors, holders of the Series B Preferred Stock were entitled to elect one member of the Company’s Board of Directors, the holders of Convertible Preferred Stock, voting together, were entitled to elect two members of the Company’s Board of Directors, and the holders of the common stock were entitled to elect two members of the Company’s Board of Directors.

Dividends—The Convertible Preferred Stock had the right to receive dividends only when, as and if declared by the Company’s Board of Directors. No dividends have been declared through June 30, 2024.

Redemption—The Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock were not redeemable.

Liquidation—In the event of liquidation, dissolution or winding up of the Company, the Convertible Preferred Stockholders would be entitled to receive, in preference to all common stockholders, an amount after retrospectively adjusting for the effect of the reverse recapitalization equal to $2.7524 per share for Series Seed, $4.9433 per share for Series A, $5.7626 per share for Series B-1, and $5.4745 per share for Series B-2 as adjusted for certain events, plus any declared or accrued and unpaid dividends. If upon such liquidation, dissolution, winding up or deemed liquidation event, the assets of the Company available for distribution to it stockholders would be insufficient to pay the holders of shares of Convertible Preferred Stock the full amount to which they would be entitled, the holders of Convertible Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Convertible Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After such distributions had been made, the remaining assets available for distribution would be distributed among the common stockholders on a pro rata basis based upon the number of shares held by each common stockholder.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

Conversion—Each share of Series Seed Preferred Stock, Series A Preferred Stock, Series B-1 Preferred Stock, and Series B-2 Preferred Stock was convertible into one share of common stock based on a conversion price of $2.7524, $4.9433, $5.7626, and $5.4745 per share, respectively, adjustable for certain dilutive events. Conversion was at the option of the holder. The Convertible Preferred Stock converted automatically upon the closing of an IPO resulting in net proceeds of at least $50,000 or upon the decision of the holders of at least fifty percent of the outstanding Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock.

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

As of December 31, 2023, after retrospectively adjusting for the effect of the reverse recapitalization, Legacy Zapata reserved 3,276,076 shares of its common stock to provide for exercise of outstanding stock options, and the future issuance of common stock options and restricted stock awards under the 2018 Plan (as defined in Note 12) and 13,001,114 shares to provide for the potential conversion of shares of Convertible Preferred Stock into common stock. Following the effectiveness of the 2024 Equity and Incentive Plan (the “2024 Plan”) in March 2024, the 2018 Plan has been terminated and Legacy Zapata will not make any further awards under the 2018 Plan. The Company has reserved 3,491,146 shares of the Company’s common stock for issuance under the 2024 Plan as of June 30, 2024 (see Note 12).

In connection with the consummation of the Merger, the Company’s authorized capital stock consists of 600,000,000 shares of the Company’s common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock were issued or outstanding as of June 30, 2024. Upon the Closing, a) 17,696,425 shares of the Company’s common stock were issued to Legacy Zapata shareholders based on the Exchange Ratio of 0.9141, b) 1,846,206 shares of the Company’s common stock were held by AAC’s public shareholders who did not exercise redemption rights in connection with the Merger, c) 5,750,000 shares of the Company’s common stock were held by AAC’s sponsor and sponsor co-investor and key stockholders of the Sponsors, d) 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) were issued upon conversion of Senior Secured Notes, e) 500,000 shares of the Company’s common stock were issued to Sandia pursuant to the Forward Purchase Agreement, and f) 42,372 shares of the Company’s common stock have been issued to certain capital markets advisors. On March 29, 2024, an employee exercised an option following the Merger and the Company issued 30,822 shares of the Company’s common stock. As of June 30, 2024 and December 31, 2023, 35,255,013 shares and 4,678,950 shares of the Company’s common stock were outstanding, respectively.

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

Lincoln Park Purchase Agreement

On December 19, 2023, AAC and the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase up to $75,000 of shares of common stock from time to time over a 36-month period following the Closing of the Merger, subject to the satisfaction of the conditions in the Purchase Agreement. In accordance with the Purchase Agreement, the Company paid Lincoln Park the Commitment Fee of $1,688 on April 11, 2024 through the issuance of 712,025 shares of common stock at an effective price of $2.37 per share (see Note 3).

In connection with the Purchase Agreement, AAC and the Company also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which the Company is obligated to file the Lincoln Park Registration Statement that covers the shares of

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares) with the SEC within 45 days following the Closing of the Merger. The Company filed the Lincoln Park Registration Statement on April 12, 2024, which was declared effective on April 18, 2024.

11.
Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (See Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of June 30, 2024, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

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

As of June 30, 2024 and December 31, 2023, there were 11,499,982 and 11,500,000 Public Warrants outstanding, respectively. As of June 30, 2024 and December 31, 2023, there were 13,550,000 and 13,550,000 Private Placement Warrants outstanding,

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

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

2024 Plan

In March 2024, the Board of Directors adopted the 2024 Plan, which has been approved by the Company’s shareholders. The 2024 Plan became effective immediately prior to the consummation of the Merger. Under the terms of the 2024 Plan, equity and equity-based incentive awards, as well as cash awards may be granted to employees, directors and consultants. As of June 30, 2024, the Company has reserved 3,491,146 shares of the Company’s common stock for issuance under the 2024 Plan. The 2024 Plan provides that the number of shares of the Company’s common stock reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. Shares of underlying any stock-based awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for the grant of awards under the 2024 Plan.

Inducement Awards

The Company issued options exercisable for an aggregate of 900,000 shares of the Company’s common stock as inducement awards outside of the 2024 Plan during the six months ended June 30, 2024.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2024. No stock options were granted during the six months ended June 30, 2023:

Six Months Ended June 30,
2024
Fair value per share of underlying common stock	$0.84 - $1.23
Risk-free interest rate	4.42% - 4.50%
Expected term (in years)	6.08
Expected volatility	60.00%
Expected dividend yield	0%

Stock Options

Upon the Closing of the Merger, holders of Legacy Zapata Options received options to purchase an aggregate of 3,016,409 shares of the Company’s common stock, determined by giving effect of the Exchange Ratio of 0.9141. Stock option activity after retrospectively adjusting for the effect of the reverse recapitalization during the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,078,475	$2.38	6.98	$4,489
Granted	900,000	1.10
Exercised	(47,183)	1.44		415
Forfeited and expired	(307,873)	3.12
Balance at June 30, 2024	3,623,419	$2.01	7.49	$8
Options vested and exercisable at June 30, 2024	2,171,320	$2.05	6.34	$8
Options vested and expected to vest at June 30, 2024	3,623,419	$2.01	7.49	$8

All stock options granted have time-based vesting conditions and vest over a four-year period. The weighted-average grant-date fair value of awards granted for the six months ended June 30, 2024 was $0.66 per share As of June 30, 2024, there was $1,219 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 2.64 years.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$40	$51	$77	$56
Sales and marketing	13	39	33	29
General and administrative	168	64	292	101
Cost of revenue	8	8	18	21
	$229	$162	$420	$207

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements. No Unvested Shares vested during the six months ended June 30, 2024.

Employee Stock Purchase Plan

In March 2024, the Board of Directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which has been approved by the Company’s shareholders. The 2024 ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through accumulated contributions, which generally will be made through payroll deductions. The 2024 ESPP permits the administrator of the 2024 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Internal Revenue Code of 1986 (the “Code”). In addition, the 2024 ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives. As of June 30, 2024, 581,858 shares (the “Initial ESPP Limit”) of the Company’s common stock were reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares of the Company’s common stock reserved and available for issuance under such plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by the least of the Initial ESPP Limit, 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator.

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

As of June 30, 2024, the Company has not issued any shares under the 2024 ESPP.

13.
Leases

Operating leases

As a lessee, the Company leases certain office spaces under non-cancelable operating leases located in the United States and Canada. On May 7, 2024, the Company entered into a month-to-month lease that commenced on June 1, 2024. The following table sets forth information about the Company’s operating lease costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$85	$101	$178	$201
Short-term lease cost	2	—	3	—
Total lease costs	$87	$101	$181	$201

There were no variable lease costs for the three and six months ended June 30, 2024 and 2023.

The following table sets forth supplemental information about the leases for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating liabilities	$185	$207
Weighted-average remaining lease term – operating leases	0.30	1.20
Weighted-average discount rate – operating leases	11.05%	11.50%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2024:

Fiscal Year	Amount
2024 (remaining)	$75
Thereafter	—
Total future minimum lease payments	75
Less: imputed interest	—
Present value of lease liabilities	$75

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

For the three and six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $7, $23, $13 and $27, respectively related to foreign income tax provisions. The Company’s annual estimated effective tax rate differs from the U.S.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

federal statutory rate of 21% primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

15.
Retirement Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The Company’s 401(k) Plan covers all eligible employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Employees of the Company may participate in the 401(k) plan immediately upon hiring, as there are no age or service requirements. The Company does not match employee contributions.

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

The license agreement obligated the Company to pay fixed milestone payments upon the achievement of certain sales thresholds. The payments total $150, and the maximum sales threshold is $25,000. The Company did not trigger any payments to the licensor during the six months ended June 30, 2024 and 2023.

The license agreement obligated the Company to pay a royalty calculated as two percent of net sales. The license agreement also required the Company to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. The Company paid $0 in royalties during the six months ended June 30, 2024 and 2023. On February 10, 2023, the Company terminated the license agreement by written notice to the licensor. Subsequent to the termination of the license agreement, all licensing rights held by the Company were forfeited to the licensor. The Company did not owe any accrued obligations or payments to the licensor after the license agreement was terminated.

Andretti Agreements

On February 10, 2022, the Company entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through July 2024. Through June 30, 2024, the Company has paid $3,500 under the agreement and for the three and six months ended June 30, 2024 and 2023, the Company recorded $696, $696, $1,391 and $1,391 in sales and marketing expense related to the sponsorship agreement. There was $3,750 included in accounts payable as of June 30, 2024 related to the sponsorship agreement. The remaining commitment of $750 will be due and payable in July 2024.

On March 28, 2024, the Company entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Subject to the agreement, the Company has committed to make payments under the sponsorship agreement in an amount totaling $1,000 due from July to November 2024.

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, the Company entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. During the six months ended June 30, 2024, the Company paid $84 to the third party.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024. The Company agreed to pay the third party a non-refundable cash fee of $1,800, payable by the Company in monthly payments of $113 over the Term (as defined in Note 3) with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. During the six months ended June 30, 2024, the Company paid $226 to the third party.

The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of June 30, 2024. These obligations are expected to be fully repaid by December 31, 2025. Under certain circumstances each of the agreements contain certain prepayment features subject to the amount of proceeds raised as set forth in each agreement. During the six months ended June 30, 2024, the Company paid $1,084 under the agreements.

Year ending	Amount
2024 (remaining)	$3,232
2025	2,906
Total	$6,138

Collaborative Research Agreement

On February 12, 2024, the Company entered into a collaborative research agreement with a third party, pursuant to which the Company and the third party will partner to develop a quantum generative AI application and a hybrid solver over a three-month term. The Company will lead the development of the application. Following the completion of the initial three-month term, the third party will host the quantum generative AI application on its cloud service and provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement, which will be due and payable from April 2024 to February 2027. The third party contributed $1,000 to the project in the form of a Senior Secured Note, which it did not elect to convert into the Company’s common stock upon the Closing of the Merger and remains outstanding.

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

Basic net loss per share available to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the periods presented. The weighted-average number of common stock outstanding excludes any Unvested Shares that have not met their vesting conditions during the periods presented. For purposes of this calculation, outstanding stock options and warrants to purchase common stock, Unvested Shares, Senior Secured Notes including accrued interest and the potential issuance of common stock upon the conversion of the Convertible Preferred Stock prior to the Closing of the Merger were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. Accordingly, in periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common stockholders for each of the three and six months ended June 30, 2024 and 2023.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(15,576)	$(4,716)	$(37,896)	$(9,784)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,182,440	4,661,256	18,383,203	4,659,269
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.01)	$(2.06)	$(2.10)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible preferred stock (as converted to common stock)	—	13,001,114	—	13,001,114
Senior Secured Notes, including accrued interest	253,859	—	253,859	—
Public Warrants	11,499,982	—	11,499,982	—
Private Placement Warrants	13,550,000	—	13,550,000	—
Unvested Shares	1,129,630	—	1,129,630	—
Stock options to purchase common stock	3,623,419	2,608,649	3,623,419	2,608,649
	30,056,890	15,609,763	30,056,890	15,609,763

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

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to the Company. For each of the six months ended June 30, 2024 and 2023, the Company remitted fees of $15 and $31 to the member of its Board of Directors for these services. Additionally, a former member of Legacy Zapata’s Board of Directors that left the Board of Directors in January 2023 also provided consulting services to the Company. The amount of fees that the Company remitted to the former member of its Board of Directors for the services rendered during the six months ended June 30, 2023 was immaterial.

On June 13, 2023, the Company issued two Senior Notes with respective principal amounts of $500 to each of two greater than 5% stockholders of Legacy Zapata. On June 28, 2023, Legacy Zapata approved the appointment of a new member of its Board of Directors. The Company issued a Senior Note with a principal amount of $500 to this member on July 2, 2023. In December 2023, all outstanding Senior Notes were canceled and reissued as Senior Secured Notes (see Note 8). On March 28, 2024, each of the two notes issued on June 13, 2023 was converted in full into 127,554 shares of common stock, and the note issued on July 2, 2023 was converted into 126,348 shares of common stock.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with the Company. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with the Company (see Note 16), both of which expire on December 31, 2024. During each of the three and six months ended June 30, 2024 and 2023, the Company recorded $433, $433, $866 and $866 in revenue related to the enterprise solution subscription agreement. Andretti Global also entered into a managed service agreement with the Company in October 2022. For the three and six months ended June 30, 2024 and 2023, the Company recorded $0, $61, $0 and $123, respectively, in revenue related to the enterprise managed service agreement.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

For the three and six months ended June 30, 2024 and 2023, the Company recorded $696, $696, $1,391 and $1,391 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service and will recognize $1,391 for the remaining six months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at June 30, 2024 include $3,750 in accounts payable at June 30, 2024 and payments of $750 due in July 2024. There was $2,235 and $829 due from related parties as of June 30, 2024 and December 31, 2023 and $4,083 and $1,500 of payables due to related parties in connection with these agreements as of June 30, 2024 and December 31, 2023, respectively.

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

19.
Subsequent Events

The Company has evaluated all events subsequent to June 30, 2024 and through August 12, 2024, which represents the date these unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

2024 Lincoln Park Purchase Agreement

On August 13, 2024, the Company entered into a Purchase Agreement (the “2024 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company, at the option of the Company, an aggregate of up to $10,000 of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, the Company issued 500,000 shares of common stock to Lincoln Park as a commitment fee. In connection with the 2024 Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “2024 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company will file a registration statement covering the shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement with the SEC within 15 business days following the date that the 2024 Registration Rights Agreement was executed.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements regarding the potential combination and expectations regarding the combined business are “forward looking statements.” In addition, words such as “estimates,” “expects,” “anticipates,” “assumes,” “suggests,” “projects,” “forecasts,” “seeks,” “plans,” “possible,” “potential,” “aims,” “intends,” “believes,” “seeks,” “may,” “might,” “will,” “would,” “should,” “can”, “could,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the parties, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

•
our ability to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all, including pursuant to the Purchase Agreement and the 2024 Purchase Agreement (as defined below);

•
our ability to maintain the listing of our common stock, par value $0.0001 per share, on the Nasdaq Global Market and our Warrants (as defined below) on the Nasdaq Capital Market (collectively, “Nasdaq”), and the potential liquidity and trading of such securities;

•
our ability to realize anticipated benefits of the Merger;

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

•
increased costs associated with operating as a public company;

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

Since our inception in November 2017, we have devoted substantially all of our efforts on organizing and staffing, business planning, raising capital, research and development activities, developing and marketing Orquestra, our development platform on which we provide Prose and Sense, and providing general and administrative support for these operations. We plan to continue to grow our business primarily through establishing sales channels and expanding our internally generated sales. Since our inception through June 30, 2024, we have financed our operations primarily through sales of our convertible preferred stock, par value $0.0001 per share (the “Convertible Preferred Stock”) and common stock (including sales under our equity line of credit) and with issuances of Senior Notes and Senior Secured Notes (each as defined below and, collectively, the “Convertible Notes”). As described below in “Recent Developments,” on March 28, 2024, we completed our planned Merger (as defined below) with Andretti Acquisition Corp. (“AAC”), pursuant to which Legacy Zapata became a wholly owned subsidiary of AAC. Since our inception in 2017 and prior to the completion of the Merger, we had received gross proceeds totaling $64.7 million from the issuance of Convertible Preferred Stock and $14.5 million from the issuances of Convertible Notes. In April 2024, we received cash proceeds of $2.5 million as a result of a partial Optional Early Termination (as defined below) under the Forward Purchase Agreement (as defined below).

We have incurred significant operating losses since inception, including net losses of $15.6 million and $4.7 million for the three months ended June 30, 2024 and 2023, respectively, and net losses of $37.9 million and $9.8 million for the six months ended June 30, 2024 and 2023. We have generated revenue of $2.0 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively and revenue of $3.2 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $127.4 million and we expect to continue to incur significant losses for at least the next several years if and as we:

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

Upon the closing of the Merger, holders of shares of Legacy Zapata common stock and Legacy Zapata Convertible Preferred Stock received an aggregate of 17,696,425 shares of our common stock, and holders of Legacy Zapata options received options to purchase an aggregate of 3,016,409 shares of our common stock, calculated in accordance with the Business Combination Agreement by and among AAC, Legacy Zapata and Tigre Merger Sub, Inc., entered into on September 6, 2023 (the Business Combination Agreement”), by multiplying each share of Convertible Preferred Stock, Legacy Zapata common stock (including shares underlying options) by 0.9141. For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and AAC was treated as the acquired company. On April 1, 2024, in connection with the consummation of the Merger, our common stock was listed on the Nasdaq Global Market and our warrants (the “Warrants”) were listed on the Nasdaq Capital Market under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by us that were directly attributable to the Merger were $7.1 million and were treated as issuance costs and netted against additional paid-in-capital in our condensed consolidated balance sheets. Additionally, upon the consummation of the Merger, the holders of certain outstanding senior secured promissory notes issued by Legacy Zapata pursuant to a Senior Secured Note Purchase Agreement (the “Senior Secured Notes”) elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of our common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $2.1 million on the Senior Secured Notes remains outstanding as of June 30, 2024.

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

In April 2024, certain funds exercised their optional early termination rights under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated and the Company received payments totaling $2.5 million under the early termination obligation prescribed in the Forward Purchase Agreement. See Liquidity, Going Concern and Capital Resources below for further details.

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

On September 13, 2023, we entered into an agreement with an additional third party for advisory services to be provided in connection with the Merger. In March 2024, the payment terms of the agreement were amended to provide for a fee of $1.3 million to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. During the six months ended June 30, 2024, we paid $0.1 million to the third party.

The Senior Secured Note issued to this third party was a modified award issued subsequent to the initial date of grant. The incremental fair value of the Senior Secured Note immediately preceding the award modification was recorded as a loss on issuance of senior secured notes within total other expense, net in the condensed consolidated statements of operations and comprehensive loss. The Senior Secured Note issued to the third party has the same terms as the Senior Secured Notes issued to other noteholders. The third party did not convert the Senior Secured Note into shares of our common stock upon the Closing of the Merger, and the Senior Secured Note remained outstanding at June 30, 2024.

On February 9, 2024, we entered into a capital markets advisory agreement with a third party pursuant to which we agreed to pay the third party i) $0.3 million for capital markets advisory services provided related to the Merger, and ii) $0.2 million for services provided related to the benefit of the holders of AAC and Legacy Zapata securities. On March 27, 2024, we agreed to issue to the third party a Senior Secured Note in the principal aggregate amount of $0.2 million immediately prior to the closing of the Merger in exchange for additional capital markets advisory services provided in connection with the Merger. This Senior Secured Note was then converted into 33,333 shares of our common stock at the closing of the Merger. We recorded a reduction of $0.5 million in additional paid-in capital on the condensed consolidated balance sheet as a transaction cost in connection with the capital markets advisory services provided. During the six months ended June 30, 2024, in connection with the 33,333 shares issued for the additional services, we recognized $0.2 million in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024, pursuant to which the third party acted as a capital markets advisor to us in connection with the Merger. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable by us in monthly payments of $0.1 million commencing on the earlier of May 31, 2024 or the effectiveness of the Lincoln Park Registration Statement, until the full advisory fee of $1.8 million has been paid (the “Term”), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Notwithstanding the foregoing, we will pay the full $1.8 million upon consummation of a financing transaction with proceeds of $15.0 million or more (not including sales under the Purchase Agreement or similar financing) during the Term. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which we recorded as a reduction in additional paid-in capital. We also recorded an obligation of $1.6 million to the third party in accrued expenses and other current liabilities and $0.0 million in non-current liabilities within the condensed consolidated balance sheet as of June 30, 2024. During the six months ended June 30, 2024, the Company paid $0.2 million to the third party.

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

Enterprise Solution and Sponsorship Agreements with Andretti Global

One of AAC’s affiliates, Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc.) (“Andretti Global”) has preexisting contractual relationships with the Company. In February 2022, we entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Andretti Global, both of which expire on December 31, 2024. During the three and six months ended June 30, 2024 and 2023, we recorded $0.4 million, $0.4 million, $0.9 million and $0.9 million in revenue, respectively, related to the enterprise solution subscription agreement. We also entered into a managed service agreement with Andretti Global in October 2022, which expired on January 3, 2024. For the three and six months ended June 30, 2024 and 2023, we recorded $0, $0.1 million, $0 and $0.1 million, respectively, in revenue related to the managed service agreement. For the three and six months ended June 30, 2024 and 2023, we recorded $0.7 million, $0.7 million, $1.4 million and $1.4 million in sales and marketing expense related to the sponsorship agreement. We recognize expense for the agreement over the period of service and will recognize $1.4 million in the remaining six months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at June 30, 2024 include $3.8 million in accounts payable at June 30, 2024 and payments of $0.8 million due in July 2024. We considered that these agreements were executed prior to the Business Combination Agreement and were not executed in contemplation of the business combination. Accordingly, Andretti Global was not considered a related party prior to the consummation of the Merger with AAC.

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

Purchase Agreements with Lincoln Park

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

On April 12, 2024, we filed the Lincoln Park Registration Statement, which covers the shares of our common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares). The Lincoln Park Registration Statement registered for resale up to 13,000,000 shares of common stock (inclusive of the Commitment Shares) that have been or may be issued to Lincoln Park pursuant to the Purchase Agreement. On April 11, 2024, we issued 712,025 shares of common stock to Lincoln Park as Commitment Shares at a price of $2.37 per share. From April 23 through August 14, 2024, we received $7.0 million in proceeds through the issuance of 8,645,101 common shares to Lincoln Park under the Purchase Agreement (exclusive of the Commitment Shares).

On August 13, 2024, we entered into a purchase agreement (the “2024 Purchase Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, at our option, up to $10.0 million of our common stock from time to time over a 24‑month period upon the satisfaction of certain conditions set forth in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering the common stock issuable to Lincoln Park under the 2024 Purchase Agreement (the “2024 Registration Statement”). In addition, pursuant to the 2024 Purchase Agreement, we have issued 500,000 shares of our common stock to Lincoln Park as a commitment fee.

Components of Our Results of Operations

Revenue

Our revenue is generated primarily from sales of subscriptions to our Orquestra platform and services. Our subscriptions to the Orquestra Platform are currently offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with the Orquestra platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. Under our consulting contracts, our promises may be to deliver an integrated generative AI computing solution to our customer or to provide research and development services regarding the potential benefits of generative AI to use cases specified by our customer. Our subscription-based solutions consist of our promise to provide access to the hosted Orquestra platform throughout the contract term along with stand-ready scientific and software engineering services.

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

From time to time, we may enter into arrangements to build license applications that can be used in conjunction with our Orquestra Platform. To date, the license application built has been delivered as a perpetual license with associated post-contract support. We recognize the license at the time of deployment, and the related post-contract support over the contracted service period on a ratable basis, as it is provided as a stand-ready service.

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

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three and six months ended June 30, 2024 and 2023 were $0.7 million, $0.7 million, $1.4 million and $1.4 million, respectively.

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

Other Expense, Net

Other expense, net consists primarily of fair value adjustments related to our Senior Secured Notes and derivative contract in connection with our Forward Purchase Agreement, loss associated with amendments to capital markets advisory agreements, interest income, interest expense and foreign exchange gains and losses from our international operations.

Income Taxes

For the three and six months ended June 30, 2024 and 2023, we recorded an income tax provision of $7 thousand, $23 thousand, $13 thousand and $27 thousand, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of June 30, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,168 and $494 from related parties, respectively)	$2,001	$1,432	$569	40%
Cost of revenue	1,280	1,150	130	11
Gross profit	721	282	439	156
Operating expenses:
Sales and marketing ($696 and $696 from related parties, respectively)	2,193	1,648	545	33
Research and development	1,593	1,470	123	8
General and administrative	4,307	1,299	3,008	232
Total operating expenses	8,093	4,417	3,676	83
Loss from operations	(7,372)	(4,135)	(3,237)	78
Other income (expense):
Interest expense	(77)	—	(77)	—
Change in fair value of forward purchase agreement derivative liability	(8,228)	—	(8,228)	—
Other income (expense), net	108	(558)	666	(119)
Total other expense, net	(8,197)	(558)	(7,639)	NM**
Net loss before income taxes	(15,569)	(4,693)	(10,876)	232
Provision for income taxes	(7)	(23)	16	(70)
Net loss	$(15,576)	$(4,716)	$(10,860)	230%

** Not meaningful

Revenue

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,168 and $494 from related parties, respectively)	$2,001	$1,432	$569	40%

Revenue was $2.0 million for the three months ended June 30, 2024, as compared to $1.4 million for the three months ended June 30, 2023. The increase of $0.6 million was primarily driven by increased software license deliveries during the three months ended June 30, 2024.

Cost of Revenue

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Cost of revenue	$1,280	$1,150	$130	11%

Cost of revenue was $1.3 million for the three months ended June 30, 2024, as compared to $1.2 million for the three months ended June 30, 2023. The increase of $0.1 million was primarily driven by ordinary business growth resulting in additional costs incurred to fulfill revenue contracts.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Sales and marketing ($696 and $696 from related parties, respectively)	$2,193	$1,648	$545	33%

Sales and marketing expense was $2.2 million for the three months ended June 30, 2024, as compared to $1.6 million for the three months ended June 30, 2023. The increase of $0.5 million was primarily driven by increases in sales staffing and increased outbound marketing during the three months ended June 30, 2024.

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Research and development	$1,593	$1,470	$123	8%

Research and development expense was $1.6 million for the three months ended June 30, 2024, as compared to $1.5 million for the three months ended June 30, 2023. The increase of $0.1 million was primarily driven by hosting charges incurred as a result of a collaborative research agreement entered into during the three months ended June 30, 2024.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
General and administrative	$4,307	$1,299	$3,008	232%

General and administrative expenses were $4.3 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023. The increase of $3.0 million was primarily driven by $2.8 million of professional services costs incurred during the three months ended June 30, 2024 related to the preparation, review and filing of our quarterly report for the three months ended March 31, 2024 on Form 10-Q and our filing of a registration statement on Form S-1 in connection with our Purchase Agreement with Lincoln Park. Additionally, costs of $0.2 million were incurred during the three months ended June 30, 2024 related to directors and officers insurance.

Other Expense, Net

	Three Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Total other expense, net	$(8,197)	$(558)	$(7,639)	NM**

** Not meaningful

We recorded other expense, net of $8.2 million for the three months ended June 30, 2024, compared to $0.6 million for the three months ended June 30, 2023. The increase in other expense, net of $7.6 million resulted primarily from the change in the fair value of the forward purchase agreement derivative liability of $8.2 million. These increases were partially offset from the conversion of Senior Notes to Senior Secured Notes on December 22, 2023, which resulted in no income or loss related to the remeasurement of the notes to fair value during the three months ended June 30, 2024 compared to a $0.6 million loss on remeasurement of the notes to fair value during the three months ended June 30, 2023.

Provision for income taxes

The provision for income taxes was not material in either of the three months ended June 30, 2024 and 2023 and was related to our foreign operations.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,601 and $989 from related parties, respectively)	$3,219	$2,944	$275	9%
Cost of revenue	2,328	2,456	(128)	(5)
Gross profit	891	488	403	83
Operating expenses:
Sales and marketing ($1,391 and $1,391 from related parties, respectively)	3,841	3,349	492	15
Research and development	3,007	3,599	(592)	(16)
General and administrative	6,489	2,768	3,721	134
Total operating expenses	13,337	9,716	3,621	37
Loss from operations	(12,446)	(9,228)	(3,218)	35
Other income (expense):
Interest expense	(862)	—	(862)	—
Loss on issuance of forward purchase agreement derivative liability	(4,935)	—	(4,935)	—
Change in fair value of forward purchase agreement derivative liability	(8,228)	—	(8,228)	—
Loss on issuance of senior secured notes	(9,776)	—	(9,776)	—
Other expense, net	(1,636)	(529)	(1,107)	209
Total other expense, net	(25,437)	(529)	(24,908)	NM**
Net loss before income taxes	(37,883)	(9,757)	(28,126)	288
Provision for income taxes	(13)	(27)	14	(52)
Net loss	$(37,896)	$(9,784)	$(28,112)	287%

** Not meaningful

Revenue

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,601 and $989 from related parties, respectively)	$3,219	$2,944	$275	9%

Revenue was $3.2 million for the six months ended June 30, 2024, as compared to $2.9 million for the six months ended June 30, 2023. The increase of $0.3 million was primarily driven by increased software license deliveries during the six months ended June 30, 2024.

Cost of Revenue

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Cost of revenue	$2,328	$2,456	$(128)	(5)%

Cost of revenue was $2.3 million for the six months ended June 30, 2024, as compared to $2.5 million for the six months ended June 30, 2023. The decrease of $0.1 million was primarily driven by ordinary business fluctuations including the cost of fulfilling revenue contracts.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Sales and marketing ($1,391 and $1,391 from related parties, respectively)	$3,841	$3,349	$492	15%

Sales and marketing expense was $3.8 million for the six months ended June 30, 2024, as compared to $3.3 million for the six months ended June 30, 2023. The increase of $0.5 million was primarily driven by increased headcount of three employees between June 30, 2023 to June 30, 2024 and increased outbound marketing during the six months ended June 30, 2024.

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Research and development	$3,007	$3,599	$(592)	(16)%

Research and development expense was $3.0 million for the six months ended June 30, 2024, as compared to $3.6 million for the six months ended June 30, 2023. The decrease of $0.6 million was primarily driven by a decrease of $0.4 million in personnel costs related to research and development headcount reductions, and a $0.3 million decrease in consulting costs due to a reduction in the number of contractors under hire between December 31, 2023 and June 30, 2024, partially offset by a $0.1 million increase in hosting charges incurred as a result of a collaborative research agreement entered into during the six months ended June 30, 2024.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
General and administrative	$6,489	$2,768	$3,721	134%

General and administrative expenses were $6.5 million for the six months ended June 30, 2024, compared to $2.8 million for the six months ended June 30, 2023. The increase of $3.7 million was primarily driven by $2.8 million of professional services costs incurred during the six months ended June 30, 2024 related to the preparation, review and filing of our quarterly report for the three months ended March 31, 2024 on Form 10-Q and our filing of a registration statement on Form S-1 in connection with our Purchase Agreement with Lincoln Park. Additionally, costs of $0.2 million were incurred during the six months ended June 30, 2024 related to directors and officers insurance and costs of $0.7 million were incurred related to the search and replacement of our general counsel and Chief Financial Officer, and the hiring of our Chief Product Officer.

Other Expense, Net

	Six Months Ended June 30,
	2024	2023	Change	%
	(in thousands)
Total other expense, net	$(25,437)	$(529)	$(24,908)	NM**

** Not meaningful

We recorded other expense, net of $25.4 million for the six months ended June 30, 2024, compared to $0.5 million for the six months ended June 30, 2023. The increase in other expense, net of $24.9 million resulted primarily from the loss on issuance of Senior Secured Notes of $9.8 million, the loss on the Forward Purchase Agreement of $4.9 million, an increase of $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement, and increase in interest expense of $0.8 million in connection with our Senior Secured Notes, an increase of $0.1 million resulting from the reimbursement of expenses incurred by Sandia and an increase of $8.2 million from the change in fair value of the forward purchase agreement derivative liability. These increases were partially offset from the conversion of Senior Notes to Senior Secured Notes on December 22, 2023, which resulted in no income or loss related to the remeasurement of the notes to fair value during the six months ended June 30, 2024 compared to a $0.6 million loss on remeasurement of the notes to fair value during the six months ended June 30, 2023.

Provision for income taxes

The provision for income taxes was not material during the six months ended June 30, 2024 and 2023 and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock (including sales under our equity line of credit) and the issuance of Convertible Notes. As of June 30, 2024, we had cash and cash equivalents of $7.2 million, excluding our restricted cash. Since our inception through June 30, 2024, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million, received $14.5 million from the issuance of Senior Notes and Senior Secured Notes and $7.0 million in proceeds under our equity line of credit. Our principal use of cash is to fund our operations and platform development to support our growth.

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

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our common stock and Senior Secured Notes with aggregate principal and accrued interest of $2.1 million remain outstanding as of June 30, 2024. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

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

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2.6 million, which was also due per its terms at the closing of the Merger was deferred and became due in monthly installments (including interest accruing from the closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. As of June 30, 2024, the outstanding balance of the Notes Payable – Related Party was $2.3 million within our condensed consolidated balance sheet.

Lincoln Park Purchase Agreement

On December 19, 2023, prior to the Merger, we entered into a Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $75.0 million of common stock from time to time over a 36-month period following the closing of the Merger. In addition, we paid Lincoln Park a Commitment Fee through the issuance of 712,025 shares of common stock. See Recent Developments above for additional detail on the Purchase Agreement.

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

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, an aggregate of up to $10.0 million of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, we issued 500,000 shares of common stock to Lincoln Park as a commitment fee.

In connection with the 2024 Purchase Agreement, we also entered into the 2024 Registration Rights Agreement with Lincoln Park, pursuant to which we will file a registration statement covering the shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement with the SEC within 15 business days following the date that the 2024 Registration Rights Agreement was executed.

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

As of June 30, 2024, the reset price (the “Reset Price”) was $10.00 per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring 180 days after the closing date of the Merger, to be greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of our common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which we close any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of our common stock or securities or any of our subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of our common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).

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

To the extent Sandia does not early terminate shares purchased under the Forward Purchase Agreement, as described below, the parties will settle the then-outstanding shares held by Sandia upon the Valuation Date, such date being two years from the closing of the Merger, March 28, 2026, subject to acceleration under certain circumstances, including the occurrence of a VWAP Trigger Event, defined as an event that occurs if the volume weighted average price per share on any scheduled trading day, for any 20 trading days during a 30 consecutive trading day-period, is below $1.00 per share. On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date, as described in the Forward Purchase Agreement (the “Valuation Period”), Sandia will pay to us a cash amount equal to (A) the number of shares subject to the Forward Purchase Agreement as of the Valuation Date less the number of unregistered shares, multiplied by (B) the volume-weighted average price over the Valuation Period (the “Settlement Amount”); provided, that if the amount of the Settlement Amount Adjustment (as defined below) payable by us to Sandia is less than the Settlement Amount, then the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash. We will pay to Sandia on the Cash Settlement Payment Date an amount (the “Settlement Amount Adjustment”) equal to (1) the Number of Shares as of the Valuation Date multiplied by $2.00 per share if the amount is to be paid in cash, or (2) if the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty may at its election pay the Settlement Amount Adjustment to Sandia in shares of our common stock, in an amount equal to the product of the number of shares, including the Recycled Shares and the Additional Shares as of the Valuation Date multiplied by $2.25; provided, that in certain circumstances as described in the Forward Purchase Agreement, including if a Delisting Event (as defined in the Forward Purchase Agreement) occurs during the Valuation Period, such amount must be paid in cash.

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

We determined that the Optional Early Termination provision and the Variable Maturity Consideration, which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount as defined above, within the Forward Purchase Agreement are considered as a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative. We recorded the derivative instrument as a liability on our condensed consolidated balance sheets, included elsewhere in this Quarterly Report, and measured it at fair value of $13.2 million as of June 30, 2024, with the initial value of the derivative recorded as a loss on issuance of forward purchase agreement derivative liability of $4.9 million in the condensed consolidated statements of operations and comprehensive loss, included elsewhere in this Quarterly Report. The change in fair value of the forward purchase agreement derivative liability of $8.2 million was recorded during the three and six months ended June 30, 2024 in the condensed consolidated statements of operations and comprehensive loss, included elsewhere in this Quarterly Report.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(8,254)	$(8,937)
Net cash used in investing activities	(26)	(2)
Net cash provided by financing activities	12,152	4,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(40)	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,832	$(4,077)

Operating Activities

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2024. The factors affecting our operating cash flows during this period were our net loss of $37.9 million, partially offset by a net change in our operating assets and liabilities of $3.4 million and non-cash charges of $26.2 million. The non-cash charges primarily consisted of $9.8 million in the loss on issuance of Senior Secured Notes, $0.4 million in stock-based compensation expense, $0.8 million in non-cash interest expense, $0.2 million in non-cash vendor payments, $0.2 million in non-cash lease expense, $1.7 million in equity line of credit commitment expense, $8.2 million in change in fair value of forward purchase contract, $0.1 million in depreciation and amortization expense and $4.9 million in the loss on the forward purchase contract. The change in operating assets and liabilities was driven by a $5.5 million increase in accounts payable, partially offset by a $0.6 million increase in accounts receivable, a $0.9 million increase in prepaid expenses and other current assets, a $0.0 million decrease in accrued expenses and other current liabilities and other non-current liabilities, a $0.4 million decrease in deferred legal fees and a $0.2 million decrease in operating lease liabilities. The increase in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in prepaid expenses and other current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The decrease in accrued expenses and other current liabilities and other non-current liabilities was primarily due to the payment of legal and audit fees. The decrease in deferred legal fees resulted from payments of fees. The decrease in operating lease liabilities resulted primarily from lease payments.

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2023. The factors affecting our operating cash flows during this period were our net loss of $9.8 million and a net change in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $1.0 million. The non-cash charges primarily consisted of $0.1 million in depreciation and amortization expense, $0.6 million in the change in fair value of Senior Notes, $0.2 million in non-cash lease expense, and $0.2 million in stock-based compensation expense. The change in operating assets and liabilities was primarily driven by a $0.3 million decrease in accounts receivable, a $1.7 million increase in accounts payable, partially offset by a $0.5 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accrued expenses and other current liabilities, a $0.3 million decrease in deferred revenue and a $0.2 million decrease in operating lease liabilities. The decrease in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in accounts payable was primarily related to the timing of invoicing and payments of sponsor fees and professional services fees. The increase in prepaid expenses and other current assets was primarily due to prepayments of sponsorship fees, offset by the amortization of capitalized commissions and reversal of capitalized commissions that will no longer be paid due to the termination of the employee as commission earned are typically paid 30 days after we receive the payment. The decrease in accrued expenses and other current liabilities is primarily due to payment of legal, consulting, and professional fees. The decrease in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

During the six months ended June 30, 2024 and 2023, net cash used in investing activities was $26 thousand and $2 thousand, respectively, primarily consisting of purchases of property and equipment. The purchases of equipment during these periods were primarily related to computer equipment purchases.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $12.2 million, which consisted of $12.6 million in proceeds from the closing of the Merger, $5.9 million in proceeds received from the issuance of Senior Secured Notes, $5.3 million in proceeds from issuances of common stock under the equity line of credit, $2.5 million in proceeds from the partial early termination of the Forward Purchase Agreement and $0.1 million in proceeds from exercises of stock options, partially offset by the payment of $0.3 million of notes payable to related parties, payment of $2.9 million of deferred offering costs and the prepayment of $11.0 million under the Forward Purchase Agreement.

During the six months ended June 30, 2023, net cash provided by financial activities was $4.9 million, all of which consisted of $4.9 million in proceeds received from the issuance of Senior Notes and $9 thousand in proceeds from exercises of stock options.

Factors Affecting Sources of Liquidity

We generally have the right to control the timing and amount of any future sales of common stock to Lincoln Park under our equity lines of credit but actual sales of common stock to Lincoln Park under the Purchase Agreement and the 2024 Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us as to available and appropriate sources of funding for our operations. In addition, the Purchase Agreement prohibits us from issuing or selling and Lincoln Park from acquiring any Common Stock if (i) the closing price of our common stock is less than $0.50 or (ii) those shares of common stock, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership of more than 4.99%, or at Lincoln Park’s election, up to 9.99%, of the then issued and outstanding shares of common stock, as calculated pursuant to Section 13(d) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13d-3 promulgated thereunder. Under the 2024 Purchase Agreement, we have the right, but not the obligation, to direct Lincoln Park to purchase shares, on business days during which the last closing sale price of our common stock is between $0.10 and $0.50 (as may be adjusted in certain circumstances). Our ability to initiate sales under the 2024 Purchase Agreement is subject to certain conditions, including the filing and effectiveness of the 2024 Registration Statement. If any of these conditions are not satisfied or limitations are in effect, we may not be able to utilize all or part of the committed funds under the Purchase Agreement or the 2024 Purchase Agreement.

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

Contractual Obligations and Other Commitments

Leases

As of June 30, 2024, we had future operating lease liabilities of $0.1 million, with payments due in 2024.

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

The license agreement obligated us to pay fixed milestone payments upon the achievement of certain sales thresholds. The milestone payments total $0.2 million, and the maximum sales threshold was $25.0 million. We did not trigger any payments to the licensor during the six months ended June 30, 2024 and 2023.

The license agreement obligated us to pay a royalty equal to two percent of net sales. The license agreement also required us to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. We did not pay any royalties during the six months ended June 30, 2024 and 2023. On February 10, 2023, we terminated the license agreement by written notice to the licensor. Upon termination, all licensing rights held by us under the license agreement were forfeited to the licensor. We did not owe any accrued obligations or payments to the licensor as of the termination of the license agreement or thereafter.

Sponsorship Agreement

During 2022, we entered into a sponsorship agreement with Andretti Global. The total commitment under the sponsorship agreement is $8.0 million and is due and payable over the period of February 2022 through July 2024. The related expenses are amortized by straight-line method over the period. Through June 30, 2024, we paid $3.5 million under the sponsorship agreement and for the three and six months ended June 30, 2024 and 2023, we recorded $0.7 million, $0.7 million, $1.4 million and $1.4 million in sales and marketing expense related to the sponsorship agreement. There was $3.8 million included in accounts payable and $0 included in accrued and other current liabilities as of June 30, 2024 related to the sponsorship agreement. The remaining commitment of $0.8 million will be due and payable in July 2024.

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

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, we entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1.3 million, to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. During the six months ended June 30, 2024, we paid $0.1 million to the third party.

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable in monthly payments over the Term (as defined in Recent Developments), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which was recorded as a reduction in additional paid-in capital. During the six months ended June 30, 2024, we paid $0.2 million to the third party.

The following table reflects our obligations recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities (in thousands) within the condensed consolidated balance sheet as of June 30, 2024, included elsewhere in this Quarterly Report. These obligations are expected to be fully repaid by December 31, 2025. During the six months ended June 30, 2024, we paid $1.1 million under the agreements.

Year ending	Amount
2024	$3,232
2025	2,906
Total	$6,138

Legal Services Fees

In connection with the Merger, we incurred $4.0 million of deferred legal fees to be paid to AAC’s legal advisors upon consummation of the Merger, which were recorded as deferred legal fees in the historical audited financial statements as of and for the year ended December 31, 2023. On March 26, 2024, we entered into a fee letter for legal services rendered in connection with the Merger, pursuant to which the total fee of $3.3 million will be paid in equal monthly installments of $0.3 million per month over the twelve-month period starting on April 18, 2024. During the six months ended June 30, 2024, we paid $0.4 million to the legal advisors.

Lincoln Park Purchase Agreement

In accordance with the Purchase Agreement, we paid Lincoln Park a commitment fee of approximately $1.7 million, which was recorded within other (expense) income, net in the condensed consolidated statement of operations for the six months ended June 30, 2024, and was payable as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $0.6 million in shares of common stock and (ii) we elected to pay the remaining $1.1 million amount of the Commitment Fee in either cash or shares of our common stock, with any shares issuable on the business day prior to the filing of the Registration Statement and any cash due within 90 days of the closing date of the Merger.

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

Revenue from consulting services is generally recognized over time. Our contracts typically contain fixed-fee transaction prices. We determine and record a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration we expect to receive. We have not recorded any provision for loss contracts at June 30, 2024. For consulting services, we measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is generally recognized based on the labor hours expended over time. Through this method, we recognize revenue based on the actual labor hours incurred to date compared to the current estimate of total labors hours to satisfy the performance obligation. This method requires periodic updates to the total estimated hours to complete the contract, and these updates may include subjective assessments and judgments. We had limited contracts, where based on our determination of the enforceability of payment terms, revenue was recognized at a point in time when payment became enforceable.

From time to time, we may enter into arrangements to build license applications that can be used in conjunction with our Orquestra Platform. To date, the license application built has been delivered as a perpetual license with associated post-contract support. We recognize the license at the time of deployment, and the related post-contract support over the contracted service period on a ratable basis, as it is provided as a stand-ready service.

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

Stock-Based Compensation Expense

We measure stock-based options granted to employees, directors, and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model for stock options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the over the vesting period of the award. We use the straight-line method to recognize the expense of awards with service-based vesting conditions. We account for forfeitures of stock- based awards as they occur. As of June 30, 2024, all awards have service-based vesting conditions.

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

Senior Notes and Senior Secured Notes

Through June 30, 2024, we have issued $5.6 million in Senior Notes, all of which were canceled and, inclusive of interest of $0.6 million, exchanged for Senior Secured Notes on December 22, 2023, and $10.0 million in Senior Secured Notes to certain lenders. We performed an analysis of all of the terms and features of the Senior Notes and Senior Secured Notes. We elected the Fair Value Option to account for the Senior Notes as we identified embedded derivatives, such as voluntary conversion upon qualified financing, automatic conversion upon a De-SPAC Transaction, defined as a business combination between Legacy Zapata and a special purpose acquisition company, with or without a private investment in public equity (“PIPE”), automatic conversion upon an initial public offering, repayment under a change of control event, and optional conversion under prepayment, all of which would require bifurcation and separate accounting. The Senior Notes were remeasured at fair value at each balance sheet date until they were converted to Senior Secured Notes in December 2023. Changes to the fair value of the Senior Notes was recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. We had also elected the option of combining interest expense and the change in fair value as a single line item within the condensed consolidated statements of operations and comprehensive loss. The analysis of the fair value of the Senior Notes contained inherent assumptions related to the market interest rate, the probability of alternate financing, change of control, initial public offering, De-SPAC Transaction with or without a PIPE, maturity extension, and payment at original maturity. Due to the use of significant unobservable inputs, the overall fair value measurement of the Senior Notes was classified as Level 3.

We accounts for our Senior Secured Note issued to a third party for capital market advisory services in connection with the Merger as a stock-based award granted to non-employees and measure the award based on the merger date fair value using the binomial lattice model. The award is marked to its redemption value, including paid in-kind interest, if such value exceeds the fair value of the award at the merger date and each reporting period thereafter and we will recognize the additional fair value amount over redemption value as necessary.

We account for our remaining Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. Legacy Zapata concluded that the optional conversion feature was not required to be bifurcated or separately accounted for as a derivative. Costs related to the issuance of the remaining Senior Secured Notes were recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the notes and are recorded in other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss using the effective interest method.

Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes converted into 3,257,876 shares of common stock (856,202 to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14.2 million and associated accrued interest of $0.5 million were converted, resulting in an increase in common stock and additional paid-in capital of $14.7 million. Certain holders of the Senior Secured Notes, holding $2.0 million in aggregate principal amount, did not convert their Senior Secured Notes into shares of common stock and are recognized at amortized cost. As of June 30, 2024, the

$2.1 million of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes.

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

We recorded the derivative instrument as a liability on our condensed consolidated balance sheets and measured it at fair value of $13.2 million as of June 30, 2024, with the initial value of the instrument recorded as a loss on issuance of forward purchase agreement derivative liability of $4.9 million in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the forward purchase agreement derivative liability of $8.2 million was recorded during the three and six months ended June 30, 2024 in the condensed consolidated statements of operations and comprehensive loss.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) failure to employ sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting; (ii) lack of an effective risk assessment process, which led to improperly designed controls; (iii) failure to design and maintain appropriate control activities; including those to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and safeguarding of assets; (iv) failure to design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures; and (v) failure to document, thoroughly communicate, and monitor controls processes and relevant accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this report. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our common stock, par value $0.0001 per share (our “Common Stock”) could decline, and you may lose part or all of your investment.

Risks Related to Zapata’s Financial Condition and Status as an early-stage Company

We are an early-stage company with a limited operating history, in a nascent industry, making it difficult to forecast future results.

We were founded in 2017 to develop and provide software with related services and proprietary IP to utilize quantum math on classical and future quantum hardware. Most recently, we are an Industrial Generative AI software company that develops custom quantum-inspired generative AI applications and provides accompanying services to solve complex industrial problems. The market focus for our Industrial Generative AI solutions and the use of quantum math and algorithms are nascent fields with uncertainty on future market uptake and in technological progress in the field.

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

We have incurred significant operating losses since our inception. We incurred net losses of $37.9 million and $9.9 million during the six months ended June 30, 2024 and 2023, respectively, and we have a cumulative deficit since the formation of Legacy Zapata in November 2017 through June 30, 2024 of approximately $127.4 million. We believe that we will continue to incur operating and net losses each quarter at least for the foreseeable future. The size of future losses will depend on several factors, including the degree to which we expand our scientific, product, software engineering, sales and other teams, and the revenue that we can generate from sales of our Industrial Generative AI solutions. Our operating expenses have increased as a result of becoming a public company and we expect that our expenses will continue to increase as we grow our business.

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
•
expand our customer-support services;
•
expand our scientific research and development in order to generate IP required or helpful to our business, including IP to develop our Industrial Generative AI solutions, to provide freedom to operate for our Industrial Generative AI solutions, and to create barriers to competition, on an accelerated time frame in order to minimize the risk that third-parties might first create potentially blocking IP;
•
increase our sales and marketing teams and efforts;
•
develop and expand relationships with large service firms to leverage sales of our Industrial Generative AI solutions;
•
develop and expand our operational, financial and legal systems and teams to accommodate an expected increase in customer and partner relationships and additional expected legal requirements imposed as a result of international data privacy regulations, securities compliance and reporting obligations imposed by the Merger;
•
establish, maintain and scale effective financial disclosure controls and procedures;
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

We expect to seek additional financing in the future to fund our growth, such as use of the funds available under the Purchase Agreement and the 2024 Purchase Agreement, expand go-to-market functions and drive market demand, grow and manage our offerings, hire employees, respond to competitive pressures, make acquisitions or other investments, and pay off deferred expenses incurred in connection with the Merger. Our business plans may change, general economic, financial or political conditions in our markets may deteriorate or other circumstances may arise, in each case that have a material adverse effect on our cash flows and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time.

If financing is not available on satisfactory terms, or at all, we may be unable to expand our business at the rate desired and our results of operations may suffer. In addition, any financing through issuances of equity securities would be dilutive to holders of our shares.

On December 19, 2023, we and Legacy Zapata entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase, at our option, up to $75,000,000 of Common Stock from time to time through April 19, 2027 (such Common Stock, the “Purchased Shares”). On April 11, 2024, we issued 712,025 shares of our Common Stock to Lincoln Park as Commitment Shares. On April 12, 2024, we filed the Lincoln Park Registration Statement, which registers for resale the Commitment Shares and an additional 12,287,975 shares of Common Stock that may be issued to Lincoln Park in the future under the Purchase Agreement, which was declared effective on April 18, 2024. As of June 30, 2024, we have sold an aggregate of 5,419,287 shares of Common Stock to Lincoln Park pursuant to the Purchase Agreement at a weighted average price of $0.978 per share for aggregate consideration of approximately $5.3 million.

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, at our option, up to $10,000,000 of Common Stock from time to time over a 24‑month period upon the satisfaction of certain conditions set forth in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of the 2024 Registration Statement. In addition, pursuant to the 2024 Purchase Agreement, we have issued 500,000 shares of our common stock to Lincoln Park as a commitment fee.

We generally have the right to control the timing and amount of any future sales of Common Stock to Lincoln Park. Actual sales of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our Common Stock and determinations by us as to available and appropriate sources of funding for our operations. The Purchase Agreement prohibits us from issuing or selling and Lincoln Park from acquiring any Common Stock if (i) the closing price of the Common Stock is less than $0.50 (subject to adjustment per the terms of the Purchase Agreement) or (ii) those shares of Common Stock, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership of more than 4.99%, or at Lincoln Park’s election, up to 9.99%, of the then issued and outstanding shares of Common Stock, as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder. Under the 2024 Purchase Agreement, we have the right, but not the obligation, to direct Lincoln Park to purchase shares, on business days during which the last closing sale price of our Common Stock is between $0.10 and $0.50 (as may be adjusted in certain circumstances). Our ability to initiate sales under the 2024 Purchase Agreement, however, is subject to certain conditions, including the filing and effectiveness of the 2024 Registration Statement. In addition, absent stockholder approval, we are prohibited from issuing more than approximately 7.7 million shares of our common stock under the 2024 Purchase Agreement, which is equal to 19.99% of our outstanding common stock immediately prior to the execution of the 2024 Purchase Agreement, at below market prices per Nasdaq rules. If any of these conditions are not satisfied or limitations are in effect, we may not be able to utilize all or part of the committed funds under the Purchase Agreement or the 2024 Purchase Agreement, which would have an adverse impact on our ability to satisfy our capital needs and could materially adversely impact our business. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

When we sell Common Stock to Lincoln Park, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with applicable securities laws. Sales to Lincoln Park by us have resulted in, and could continue to result in, substantial dilution to the interests of other holders of Common Stock. Additionally, the sale of a substantial number of Common Stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at prices that we might otherwise wish to effect such sales.

We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available.

Through June 30, 2024, we have funded our operations primarily with proceeds from sales of Convertible Preferred Stock, Senior Notes (which were subsequently exchanged for Senior Secured Notes), the Senior Secured Notes and sales under our Purchase Agreement with Lincoln Park. Our continuation as a going concern is dependent upon our ability to continue to effect sales pursuant to our Purchase Agreement with Lincoln Park and identify future debt or equity financing and generate profitable operations from our operations. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern.

Our business plan also contemplates a substantial scaling of Zapata across all departments, including science, software engineering, and product design, in order to launch multiple products and/or offerings in a timely manner to obtain and preserve a competitive advantage. This scaling will require substantial capital at a time when we project we will be operating at a loss before we become profitable, and this may take longer than we anticipate. Consequently, our expansion is limited in proportion to our growth in revenue and available capital. The capital required to sustain our business during this period may be greater than anticipated. We also deferred certain costs incurred in connection with the Merger. The terms of these deferrals required us to commence payment on the deferred amounts in May 2024. As of June 30, 2024, approximately $6.1 million of deferred offering costs remain outstanding. In addition, presently unforeseen opportunities or circumstances may require capital beyond what we currently project. The period during which we expect to operate at a loss may be extended by circumstances beyond our control.

We may obtain additional financing through public or private equity or debt financings (subject to the limitations under the Senior Secured Notes and Forward Purchase Agreement), such as the Purchase Agreement and the 2024 Purchase Agreement, that may result in dilution to stockholders, the issuance of securities with priority as to liquidation and/or dividend and other rights more favorable than the Common Stock, or the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. For example, as of June 30, 2024, we have outstanding an aggregate principal amount of $2.0 million in Senior Secured Notes. These Senior Secured Notes, among other things, convert at the option of the holder at $8.50 per shares and prohibit Legacy Zapata from issuing additional indebtedness, subject to limited exceptions. There is no guarantee that future financing will be at financial terms equal to or more favorable than these, and we may need to enter into future equity or, if available, debt financing at significantly less favorable terms. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Additionally, the Forward Purchase Agreement may negatively impact our ability to raise additional capital through equity or debt financings, due to the potential substantial dilution to our stockholders that could occur during the term of the instrument (which will be no more than two years from the date of the closing of the Merger), or may negatively affect our ability to obtain favorable or acceptable terms in connection with any such equity or debt financing. Under the Forward Purchase Agreement, the Reset Price is $10.00 per share. Beginning 180 days after the closing of the Merger, the Reset Price will subject to monthly resets, to be the greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of Common Stock immediately preceding the reset date (but not to exceed $10.00). If during the term of the Forward Purchase Agreement, we sell or issue any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would immediately reset to the effective price of such offering, subject to certain exceptions, which include an exception for drawdowns under the Purchase Agreement, as may be amended, supplemented or otherwise modified from time to time, or any extension, continuation or replacement thereof, through October 15, 2024, the date that is 180 days following effectiveness of the Lincoln Park Registration Statement. Reduction of the Reset Price would reduce any payments Sandia may be obligated to pay us with respect to any Terminated Shares. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could be increased if the Dilutive Offering occurs at a price below the existing Reset Price. The maximum number of shares would be reset to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. Depending on the Reset Price over the 24 months following the closing of the Merger (which may be impacted by the price at which shares of our Common Stock could be sold through a potential public or private equity offering) and the manner in which the Forward Purchase Agreement transactions are settled, we may not receive any future payments under the Forward Purchase Agreement, and will be required to pay an adjustment amount of $2.00 per share in cash or $2.25 per share in issuances of additional shares, offset by the amount that Sanda pays us for such shares (if any), calculated pursuant to the Forward Purchase Agreement based on the volume weighted daily VWAP Price (as defined in the Forward Purchase Agreement), which could adversely affect our liquidity and capital needs. Additionally, any proceeds to which we may be entitled pursuant to the Forward Purchase Agreement are not held in any bankruptcy-protected account, escrow account, trust account, or any similar arrangement, and there is no requirement for Sandia to hold such amount separate or apart from any other funds of Sandia prior to the settlement of the transactions pursuant to the Forward Purchase Agreement. The lack of any such bankruptcy-protected arrangement subjects us to further risk that we may never have access to the settlement proceeds if the Sellers fail to make payments when due, default under the Forward Purchase Agreement, become insolvent or declare bankruptcy.

Furthermore, the term of the Forward Purchase Agreement gives Sandia the right to accelerate our obligations under the Forward Purchase Agreement if the VWAP Price for 20 trading days during a 30 consecutive trading day-period falls below $1.00 per share (a “VWAP Trigger Event”). Because a VWAP Trigger Event has occurred, Sandia has the right, but not the obligation, to accelerate the term of the Forward Purchase Agreement. If Sandia elects to exercise its acceleration right, we would be required to pay an adjustment amount of $2.00 per share in cash or $2.25 per share in issuances of additional shares, offset by the amount that Sanda pays us for such shares (if any), calculated pursuant to the Forward Purchase Agreement based on the volume weighted daily VWAP Price.

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

Pursuant to the Senior Secured Note Purchase Agreement, we issued and sold, or issued in exchange for Senior Notes, an aggregate of $16.2 million in aggregate principal amount of Senior Secured Notes. Following the closing of the Merger, $2.0 million in aggregate principal amount of Senior Secured Notes remain outstanding. The Senior Secured Notes bear compounding interest at the rate of 15% per annum and all accrued but unpaid interest thereon will be due and payable on December 15, 2026. While Legacy Zapata can prepay the Senior Secured Notes without penalty prior to maturity, so long as any Senior Secured Notes are outstanding, Legacy Zapata cannot incur additional indebtedness for borrowed money, and cannot create, incur, assume or suffer to exist any lien on any property or assets, in each case except in limited circumstances. Accordingly, we will be significantly limited in our ability to obtain additional debt financing for so long as the Senior Secured Notes remain outstanding. The Senior Secured Notes are convertible at the option of the holder at a conversion price of $8.50 per share. However, there is no guarantee that the remaining noteholders will convert their Senior Secured Notes.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC after we have become an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting has been designed, documented, or is actively operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Common Stock.

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

In an effort to remediate the material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth to our technical accounting and financial reporting capabilities. We intend to engage internal control consultants to assist us in performing a risk assessment to identify relevant risks and specify needed objectives. With their assistance, we intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes, and to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required.We cannot assure that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our management’s required attestation. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

There can also be no assurance that our analysis of the eventual market need is correct. If our judgment on this topic is incorrect, then the future value of our products and services, our competitive place in the market, and our future profitability may be materially less than we currently project.

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

Our future success is also highly dependent on locating and hiring highly qualified key employees, both to replace any losses of key employees, including following our previous reductions in force, as well as to supplement our current employees. If we are unable to grant sufficient or competitive compensation, including equity awards and bonuses, we may be unable to attract new or retain key employees.

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

Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our ability to offer equity awards to our employees is limited by the number of shares reserved for issuance under our equity plans, which has substantially decreased in value since the closing of the Merger as a result of the decline in our stock price.

Additionally, laws and regulations, such as restrictive immigration laws, or export control laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities.

Companies with greater resources than we have in the past recruited or attempted to recruit our employees. If we cannot retain these employees, it may adversely affect our ability to deliver on our Industrial Generative AI solutions. Furthermore, third-party offers to our employees of greater compensation have in the past forced and may in the future force us to offer significant additional compensation, which may adversely impact our financial performance, and we are limited in issuing equity by the number of shares reserved for issuance under our equity plans. Additionally, continued high inflation, without regard to competition, may require us to increase compensation and failure to do so might impact our employee retention. Such increases would also adversely impact our financial performance.

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

As of June 30, 2024, our accounts receivable was from four main customers, representing approximately 89%, 5%, 4% and 2% of our total accounts receivable, of which 89% is from Andretti Global, a related party. We had two customers that represented greater than 10% of our total revenue for the three months ended June 30, 2024, and revenue recognized from these two customers represented approximately 58% and 18% of total revenue, of which 58% is from Andretti Global, a related party. In total, we had five customers during the year ended December 31, 2023, including two enterprise customers and agreements with two customers that we deem to be government contracts, consisting of a direct contract with the Defense Advanced Research Projects Agency (“DARPA”), a part of the United States Department of Defense, and a subcontract with L3Harris Technologies, Inc. (“L3Harris”) in connection with their work for DARPA.

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

Our business plan relies upon the adoption of our Industrial Generative AI solutions by enterprise customers.

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

Additionally, external factors have caused a chip shortage, making it difficult for third party suppliers, such as NVIDIA and AMD, to keep up with demand. Consequently, we may have difficulty obtaining access to GPUs at reasonable prices, or at all.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the attention and resources of our board of directors (our “Board”) from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Our Common Stock is listed on the Nasdaq Global Market and our Warrants are listed on the Nasdaq Capital Market under the symbols “ZPTA” and “ZPTAW,” respectively. However, there is no guarantee that we will be able to comply with the continued listing standards of Nasdaq. On June 11, 2024, we received a letter from the listing qualifications department staff of Nasdaq notifying us that, for the then prior 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq listing rule 5450(b)(2)(A). In accordance with Nasdaq listing rule 5810(c)(3)(C), we have 180 calendar days, or until December 9, 2024 (the “Compliance Period”) to regain compliance. The notice states that to regain compliance, our MVLS must close at $50.0 million or more for a minimum of ten consecutive business days during the Compliance Period. The notice further states that, if we are unable to satisfy the MVLS requirement prior to such date, we may be eligible to transfer the listing of our Common Stock to The Nasdaq Capital Market, provided that we then satisfy the requirements for continued listing on that market. If we do not regain compliance by December 9, 2024, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

In addition, on July 8, 2024, we received written notice from the listing qualifications department staff of Nasdaq notifying us that we are not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market, which requires listed securities to maintain a minimum bid price of $1.00 per share, and such deficiency has continued for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days before January 6, 2025. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our securities will be subject to delisting.

If we do not regain compliance, we and our stockholders could face significant material adverse consequences, including:

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

The trading price of our Common Stock and Warrants has been and may continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, between April 1, 2024 shortly following the completion of the Merger, and July 31, 2024, the price per share of Common Stock has been as high as $15.50 per share and as low as $0.507 per share. These fluctuations could cause you to lose all or part of your investment in our Common Stock and Warrants. Additionally, if the closing price of our Common Stock is less than $0.50 or less than $0.10 (subject to adjustment per the terms of the Purchase Agreement and the 2024 Purchase Agreement, respectively), we cannot issue or sell shares to Lincoln Park under the Purchase Agreement or the 2024 Purchase Agreement, respectively, which will impact our ability to raise capital.

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
•
sales of shares of our Common Stock and Warrants by stockholders or by us, including sales under the Purchase Agreement or the 2024 Purchase Agreement with Lincoln Park;
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

As a former shell company, we face certain disadvantages relative to companies that pursue a traditional initial public offering, including ineligibility for certain forms and rules for extended periods.

Prior to the Merger, we were a special purpose acquisition company, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. Following the Merger, we are no longer a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (f) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Common Stock, the market price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We have limited research coverage by industry or financial analysts. If no, or few, additional analysts commence coverage of us, the trading price of our Common Stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our Common Stock, the price of our Common Stock could decline. If one or more of these analysts cease to cover our Common Stock, we could lose visibility in the market for our Common Stock, which in turn could cause our stock price to decline.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that Legacy Zapata did not incur as a private company. These expenses may increase even more after it is no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, we will need to implement additional internal controls, both generally and to address the material weaknesses discussed in “Risks Related to Zapata’s Financial Condition and Status as an Early Stage Company,” and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage as they will likely need to devote an increasing amount of their time to these activities, resulting in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies.

Future issuances of Common Stock or rights to purchase Common Stock, including pursuant to our Purchase Agreement or 2024 Purchase Agreement with Lincoln Park, our 2024 Equity and Incentive Plan (the “2024 Plan”), 2024 Employee Stock Purchase Plan (the “2024 ESPP”) or 2024 Inducement Stock Incentive Plan (the “2024 Inducement Plan”), or in connection with a Dilutive Offering Reset under the Forward Purchase Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have approximately 564.7 million shares of Common Stock authorized but unissued as of June 30, 2024. Of that amount we have reserved for issuance (i) approximately 2.9 million shares issuable upon the exercise of options assumed from Legacy Zapata as a result of the Merger, (ii) approximately 2.8 million shares reserved under the 2024 Plan, (iii) approximately 0.6 million shares initially reserved for issuance under the 2024 ESPP, (iv) 0.9 million shares reserved for issuance pursuant to inducement awards granted to employees to induce such employees to accept employment with us, (v) 0.6 million shares reserved for issuance under the 2024 Inducement Plan and (vi) approximately 25.1 million shares issuable upon exercise of Warrants. Our Certificate of Incorporation and the applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”) authorize us to issue these shares of Common Stock and options, rights, warrants and appreciation rights relating to Common Stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions, or otherwise.

We have outstanding Senior Secured Notes with an aggregate principal amount of $2,000,000 that are convertible at the option of the holder at a price of $8.50 per share, a Purchase Agreement and a 2024 Purchase Agreement with Lincoln Park, pursuant to which we may instruct Lincoln Park to purchase our shares, and a Forward Purchase Agreement, pursuant to which, in certain circumstances, Sandia may be entitled to purchase Additional Shares from us. See “Risk Factors—We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available.”

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

Shares of our Common Stock are common equity interests and, as such, are junior to the Senior Secured Notes and will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our Common Stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that our Board may designate and issue without any action on the part of the holders of our Common Stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

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

Further, we are a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and any non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and any non-voting common stock held by non-affiliates was less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may issue additional Common Stock or other equity securities without stockholder approval in certain circumstances, which would dilute existing stockholders’ ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, financings, future acquisitions, repayment of outstanding indebtedness, employee benefit plans and exercises of outstanding options, warrants and other convertible securities without stockholder approval, in a number of circumstances.

On December 19, 2023, we and Legacy Zapata entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase, at our option, up to $75,000,000 of Common Stock from time to time through April 19, 2027, which issuances were approved by our stockholders. On April 11, 2024, we issued 712,025 shares of our Common Stock to Lincoln Park as Commitment Shares. On April 12, 2024, we filed the Lincoln Park Registration Statement, which registers for resale the Commitment Shares and an additional 12,287,975 additional shares of Common Stock that may be issued to Lincoln Park in the future under the Purchase Agreement, which was declared effective on April 18, 2024. As of June 30, 2024, we have sold an aggregate of 5,419,287 shares of Common Stock to Lincoln Park pursuant to the Purchase Agreement at a weighted average price of $0.978 per share for aggregate consideration of approximately $5.3 million.

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, at our option, up to $10,000,000 of Common Stock from time to time over a 24‑month period upon the satisfaction of certain conditions set forth in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of the 2024 Registration Statement. In addition, pursuant to the 2024 Purchase Agreement, we have issued 500,000 shares of our common stock to Lincoln Park as a commitment fee.

When we sell shares to Lincoln Park, Lincoln Park may resell all, some or none of those shares of Common Stock at any time or from time to time in its discretion. Sales to Lincoln Park by us under the Purchase Agreement have resulted in, and could continue to result in, substantial dilution to the interests of other holders of Common Stock. In addition, if we sell a substantial number of shares of Common Stock to Lincoln Park under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares of Common Stock or the mere existence of our arrangement with Lincoln Park may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales. While we have currently registered only 13,000,000 shares of Common Stock under the Lincoln Park Registration Statement, we may register and issue up to 150,712,025 shares of Common Stock in total to Lincoln Park if, for example, all the Common Stock were issued to Lincoln Park at the floor price of $0.50. We plan to file the 2024 Registration Statement, which will allow us to issue additional shares pursuant to the 2024 Purchase Agreement. These shares can be sold at a floor price of $0.10, which would further dilute the interest of existing stockholders and could depress the market price for our Common Stock.

We have the right to require Lincoln Park to purchase shares from us under the Purchase Agreement through April 19, 2027 and under the 2024 Purchase Agreement at a discount to the then current market price (or at a discount to the average of the three lowest closing sale prices during the ten consecutive business days ending on the business day immediately preceding the purchase date). This gives Lincoln Park an incentive to sell such shares immediately. As such, Lincoln Park is not subject to the same level of market risk as other investors. Each Lincoln Park purchase results in the issuance of additional shares of Common Stock, which further dilutes our stockholders, and may in turn decrease the trading price of our Common Stock and our ability to obtain additional financing.

Additionally, on March 25, 2024, we entered into the Forward Purchase Agreement, pursuant to which Sandia has the right to purchase shares from us up to the Maximum Number of Shares (as defined in the Forward Purchase Agreement). Any transaction that constitutes a Dilutive Offering will trigger an increase in the Maximum Number of Shares to an amount equal to the quotient of (i) 1,500,000 divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00. Sandia’s payment for the purchase of any Additional Shares will be netted against our equal cash prepayment to Sandia for such Additional Shares, so we will not receive any proceeds for such issuance until the end of the term of the Forward Purchase Agreement, unless Sandia elects to early terminate some or all of the shares subject to such agreement. Accordingly, Sandia may be incentivized to purchase Additional Shares immediately following a Dilutive Offering. The Forward Purchase Agreement excludes from the definition of Dilutive Offering drawdowns on the Purchase Agreement, as may be amended, supplemented or otherwise modified from time to time, or any extension, continuation or replacement thereof, occurring until October 15, 2024, the date that is 180 days after the effectiveness of the Lincoln Park Registration Statement, but following the end of such period, any drawdowns under the Purchase Agreement or the 2024 Purchase Agreement may constitute a Dilutive Offering. Additional purchases of Additional Shares pursuant to the Forward Purchase

Agreement by Sandia may substantially dilute our Common Stock (See “We will need additional capital to continue as a going concern, implement our business plan or respond to business opportunities or unforeseen circumstances and such financing may not be available”).

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

As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the price of our Common Stock or the market price of our Common Stock could decline if the holders of currently restricted shares of Common Stock sell them or are perceived by the market as intending to sell them. Moreover, the sale of shares under the Purchase Agreement or the 2024 Purchase Agreement, any announcement or other public disclosure regarding such sales should they occur, the perceived risk of such sales, the dilution that would result from such sales should they occur and the resulting downward pressure on our share price as a result of the foregoing could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares of Common Stock offered for sale as a result of the resale registration statements we are filing and expect to file, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

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

As of June 30, 2024, we had outstanding Warrants to purchase an aggregate of 25,049,982 shares of our Common Stock, comprised of 11,499,982 Public Warrants and 13,550,000 Private Warrants, all of which are currently exercisable. The likelihood that those Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

As previously disclosed, on December 19, 2023, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us, at our option, up to $75,000,000 of shares of Common Stock from time to time over a 36-month period. On April 11, 2024, we issued 712,025 shares of Common Stock to Lincoln Park as Commitment Shares at an effective price of $2.37 per share. During the three months ended June 30, 2024, the Company sold an aggregate of 5,419,287 shares of Common Stock to Lincoln Park pursuant to the Purchase Agreement at a weighted average price of $0.978 per share for aggregate consideration of approximately $5.3 million. The issuances of the shares of our Common Stock pursuant to the Purchase Agreement were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement

On August 13, 2024, Zapata Computing Holdings Inc. entered into a purchase agreement (the “2024 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has agreed to purchase from the Company, at the option the Company, up to $10,000,000 of shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock” and such shares to be purchased under the 2024 Purchase Agreement, the “Purchase Shares”) from time to time over a 24-month period upon the satisfaction of certain conditions (the date on which all requisite conditions have been satisfied, the “Commencement Date”) and subject to certain limitations set forth in the 2024 Purchase Agreement. The 2024 Purchase Agreement is subject to, among other items, the filing and effectiveness of the registration statement covering shares of Common Stock that are issuable to Lincoln Park under the 2024 Purchase Agreement (the “Lincoln Park Registration Statement”). Pursuant to the 2024 Purchase Agreement, the Company has issued 500,000 shares of Common Stock to Lincoln Park as a commitment fee (the “Commitment Shares”). Beginning on and after the Commencement Date, the 2024 Purchase Agreement provides the Company with the right, but not the obligation, to direct Lincoln Park to purchase shares, in each case on business days during which the last closing sale price per share of the Common Stock is between $0.10 and $0.50 (the “Ceiling Price”) per share, notwithstanding any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction, as reported by the Nasdaq Global Market (“Nasdaq”);provided that the Ceiling Price shall not apply during such time that no shares remain available for sale pursuant to an effective registration statement in accordance with prior Company registration obligations to Lincoln Park under the Company’s existing Purchase Agreement entered into in December 2023. The Company’s existing Purchase Agreement remains in full force and effect.

On and after the Commencement Date, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), to direct Lincoln Park to purchase up to 300,000 shares of Common Stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below and each such purchase, a “Regular Purchase”), provided that the Company has not failed to deliver in full the Purchase Shares for its most recent prior Regular Purchase. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 95% of the lower of: (i) the lowest sale price of Common Stock on the Purchase Date, or (ii) the average of the three lowest closing sale prices of the Common Stock during the ten business days prior to the Purchase Date.

In addition to Regular Purchases and provided that the Company has properly directed a Regular Purchase for the maximum amount allowed for such Regular Purchase, the Company in its sole discretion may direct Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) 300% of the number of shares purchased pursuant to a Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to 95% of the lower of (x) the closing sale price on the Accelerated Purchase Date, or (y) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and the Company may direct multiple Accelerated Purchases in a day provided that delivery of Purchase Shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the Purchase Shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2024 Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase (an “Additional Accelerated Purchase”).

The 2024 Purchase Agreement further provides that the Company may not issue any securities pursuant to the 2024 Purchase Agreement if such issuance would reasonably be expected to result in a breach of the rules and regulations of Nasdaq (the principal market on which the Common Stock is traded). The aggregate number of shares that the Company can sell to Lincoln Park under the 2024 Purchase Agreement may in no case exceed 7,726,165 shares (including the Commitment Shares) of the Common Stock (which is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the 2024 Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, or (ii) at the time the Company has issued shares of Common Stock equal to the Exchange Cap and at all times thereafter, the average price per share of Common Stock for all shares of Common Stock sold by the Company to Lincoln Park under the 2024 Purchase Agreement equals or exceeds $0.4687 per share (which represents the lower of (A) the official closing price of our Common Stock on Nasdaq on the trading day immediately preceding the date of the 2024 Purchase Agreement and (B) the average official closing price of our Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2024 Purchase Agreement), as adjusted under applicable Nasdaq rules to take into account the issuance of the Commitment Shares so that the Exchange Cap limitation would not apply to issuances and sales of Common Stock under the 2024 Purchase Agreement pursuant to the rules and regulations of Nasdaq.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit from the Commencement Date and for a period of 24 months thereafter, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the 2024 Purchase Agreement. The Company may deliver purchase notices under the 2024 Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time, subject to the limitations contained in the 2024 Purchase Agreement. Any proceeds that the Company receives under the 2024 Purchase Agreement are expected to be used for working capital and general corporate purposes.

In connection with the 2024 Purchase Agreement, on August 13, 2024, the Company also entered into a Registration Rights Agreement (the “2024 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company has agreed to file the Lincoln Park Registration Statement with the Securities and Exchange Commission (the “SEC”) within fifteen business days of the date that the 2024 Registration Rights Agreement was executed.

The foregoing description of the 2024 Purchase Agreement and 2024 Registration Rights Agreement is a summary only, does not purport to be complete and is qualified in its entirety by the full text of the 2024 Purchase Agreement and the 2024 Registration Rights Agreement, which are attached as Exhibit 10.32 and Exhibit 10.33, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities

The information contained above in Item 1.01 is hereby incorporated by reference into this Item 3.02.

In the 2024 Purchase Agreement, Lincoln Park represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The Commitment Shares were issued and the Purchase Shares will be issued and sold by the Company to Lincoln Park in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Zapata Computing Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024)
3.2	Bylaws of Zapata Computing Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 3, 2024)
10.1

Amended and Restated Registration Rights Agreement, dated as of September 6, 2023, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.2†	Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2024)
10.3†

Form of Incentive Stock Option Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.4†

Form of Nonstatutory Stock Option Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.5†

Form of Restricted Stock Unit Award Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.6†	Zapata Computing Holdings Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 3, 2024)
10.7†	Zapata Computing, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)
10.8

Lease, dated May 30, 2019, by and between BP Federal Street LLC and Zapata Computing, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.9

Sublease Consent Agreement, dated August 5, 2022, by and among 1239079 Ontario Limited, EQ Building Performance, Zapata Computing Canada, Inc. and Zapata Computing, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.10†

Employment Agreement, dated as of March 15, 2018, by and between Zapata Computing, Inc. and Christopher Savoie (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.11†

Offer Letter, dated January 21, 2021, by and between Zapata Computing, Inc. and Mimi Flanagan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.12†

Amended and Restated Employment Agreement, dated June 1, 2019, by and between Zapata Computing, Inc. and Yudong Cao (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the SPAC on December 22, 2023)
10.14

Managed Services Agreement, dated October 1, 2022, by and between Zapata Computing, Inc. and Andretti Autosport Holding Company, LLC f/k/a Andretti Autosport Holding Company, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.15

Amendment No. 1 to Managed Services Agreement, dated as of October 10, 2023, by and between Zapata Computing, Inc. and Andretti Autosport Holding Company, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.16

Zapata Enterprise Solution Subscription Agreement, dated February 10, 2022, by and between Zapata Computing, Inc. and Andretti Autosport Holding Company, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.17

Sponsorship Agreement, dated February 10, 2022, by and between Zapata Computing, Inc. and Andretti Autosport Holding Company, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.18

First Amendment to Sponsorship Agreement, dated May 21, 2022, by and between Zapata Computing, Inc. and Andretti Autosport Holding Company, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the SPAC on December 1, 2023)

10.19

Technology Investment Agreement by and between Zapata Computing, Inc. and The Defense Advanced Research Projects Agency, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the SPAC on December 22, 2023)

10.20

Purchase Order Number A000746416 by and between Zapata Computing, Inc. and L3Harris Technologies, Inc., dated as of November 1, 2023 (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the SPAC on December 22, 2023)

10.21

Senior Secured Note Purchase Agreement, dated as of December 15, 2023, by and among Zapata Computing, Inc., Zapata Government Services, Inc., the individuals and entities who become parties thereto and Acquiom Agency Services LLC in its capacity as collateral agent (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the SPAC on December 22, 2023)

10.22

Security Agreement, dated as of December 15, 2023, by and between Zapata Computing Inc., Zapata Government Services, Inc. and Acquiom Agency Services LLC in its capacity as collateral agent (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the SPAC on December 22, 2023)

10.23

Confirmation of an OTC Equity Prepaid Forward Transaction, dated as of March 25, 2024, among Andretti Acquisition Corp., Zapata Computing, Inc. and Sandia Investment Management LP, acting on behalf of certain funds (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the SPAC on March 26, 2024)

10.24

FPA Funding Amount PIPE Subscription Agreement, dated as of March 25, 2024, among Andretti Acquisition Corp., Zapata Computing, Inc. and Sandia Investment Management LP, acting on behalf of certain funds (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the SPAC on March 26, 2024)

10.25

Deferred Payment Agreement, dated March 28, 2024, by and among Zapata Computing Holdings Inc. (f/k/a Andretti Acquisition Corp.), Andretti Sponsor LLC, Michael M. Andretti, William J. Sandbrook and William M. Brown (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.26

Order Form to Zapata Enterprise Solution Subscription Agreement, dated March 28, 2024, by and between Zapata Computing Holdings Inc. and Andretti Autosport Holding Company, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.27

Sponsorship Agreement, dated March 28, 2024, by and between Zapata Computing Holdings Inc. and Andretti Autosport 1, LLC (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed on April 3, 2024)

10.28†

Offer Letter, dated May 8, 2024, by and between Sumit Kapur and Zapata Computing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 13, 2024)

10.29†*	Consulting Agreement, effective as of May 21, 2024, by and between Mimi Flanagan and Zapata Computing, Inc.
10.30†	Nonstatutory Stock Option Award Agreement (Inducement Award) (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by the Company on June 17, 2024)
10.31†	Zapata Computing Holdings Inc. 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by the Company on June 17, 2024)
10.32*	Purchase Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund, LLC
10.33*	Registration Rights Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAPATA COMPUTING HOLDINGS INC.

Date:	August 14, 2024	By:	/s/ Christopher Savoie
Name: Christopher Savoie
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ Sumit Kapur
Name: Sumit Kapur
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)