Form 10-Q
period 2024-09-30
Zapata Quantum, Inc.
filed 2025-12-09
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-41218

Zapata Quantum, Inc.
(Exact name of registrant as specified in charter)

Delaware	98-1578373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Square, #2488 Boston, MA	02109
(Address of principal executive offices)	(Zip Code)

(857) 367-9002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2025, the issuer had 162,580,506 shares of its common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	PART I - Financial Information

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets – As of September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – For the Three and Nine Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) – For the Three and Nine Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2024 and 2023	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4	Controls and Procedures	56

	Part II - Other Information
		57
Item 1	Legal Proceedings	57
Item 1A	Risk Factors	57
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3	Defaults Upon Senior Securities	57
Item 4	Mine Safety Disclosures	57
Item 5	Other Information	57
Item 6	Exhibits	57

Signatures		58

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,102	$3,332
Accounts receivable ($1,567 and $829 from related parties, respectively)	1,981	1,938
Prepaid expenses and other current assets	1,383	323
Total current assets	6,466	5,593
Property and equipment, net	80	156
Operating lease right-of-use assets	—	238
Deferred offering costs	—	1,943
Other non-current assets	—	137
Total assets	$6,546	$8,067
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable ($5,170 and $1,500 to related parties, respectively)	$13,065	$6,452
Accrued expenses and other current liabilities	3,748	1,945
Deferred revenue	1,073	744
Deferred legal fees	2,653	—
Operating lease liability, current	—	252
Note payable - related party, current	1,263	—
Total current liabilities	21,802	9,393
Forward purchase agreement derivative liability	1,787	—
Senior secured notes	2,159	8,900
Note payable - related party, non-current	620	—
Total liabilities	26,368	18,293
Commitments and contingencies (Note 16)
Convertible preferred stock (Series Seed, A, B-1 and B-2), $0.0001 par value; 0 and 14,647,823 shares authorized at September 30, 2024 and December 31, 2023, respectively; 0 and 13,001,114 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	64,716
Stockholders’ deficit:
Common stock, $0.0001 par value; 600,000,000 and 23,500,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 42,964,506 and 4,678,950 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	—
Additional paid-in capital	104,209	14,633
Accumulated other comprehensive loss	(95)	(49)
Accumulated deficit	(123,940)	(89,526)
Total stockholders’ deficit	(19,822)	(74,942)
Total liabilities, convertible preferred stock and stockholders’ deficit	$6,546	$8,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (($302), $494, $1,300 and $1,483 from related parties, respectively)	$657	$1,410	$3,876	$4,354
Cost of revenue	913	1,222	3,241	3,678
Gross profit	(256)	188	635	676
Operating expenses:
Sales and marketing ($696, $696, $2,087 and $2,087 from related parties, respectively)	2,069	1,315	5,910	4,664
Research and development	1,371	1,495	4,378	5,094
General and administrative	3,926	2,229	10,415	4,997
Total operating expenses	7,366	5,039	20,703	14,755
Loss from operations	(7,622)	(4,851)	(20,068)	(14,079)
Other income (expense):
Interest expense	(55)	—	(917)	—
Loss on issuance of forward purchase agreement derivative liability	—	—	(4,935)	—
Change in fair value of forward purchase agreement derivative liability	11,376	—	3,148	—
Loss on issuance of senior secured notes	—	—	(9,776)	—
Other expense, net	(210)	(502)	(1,846)	(1,031)
Total other income (expense), net	11,111	(502)	(14,326)	(1,031)
Net income (loss) before income taxes	3,489	(5,353)	(34,394)	(15,110)
Provision for income taxes	(7)	(2)	(20)	(29)
Net income (loss)	$3,482	$(5,355)	$(34,414)	$(15,139)
Net income (loss) per share attributable to common stockholders, basic	$0.09	$(1.15)	$(1.37)	$(3.25)
Net income (loss) per share attributable to common stockholders, diluted	$0.09	$(1.15)	$(1.37)	$(3.25)
Weighted-average common shares outstanding, basic	39,400,332	4,663,248	25,060,758	4,662,318
Weighted-average common shares outstanding, diluted	39,425,636	4,663,248	25,060,758	4,662,318
Net income (loss)	$3,482	$(5,355)	$(34,414)	$(15,139)
Foreign currency translation adjustment	(12)	(8)	(46)	(15)
Comprehensive income (loss)	$3,470	$(5,363)	$(34,460)	$(15,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine months Ended September 30, 2024 and 2023

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	14,222,580	$64,716	5,095,831	$—	$2,734	$(25)	$(59,792)	$(57,083)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—
Adjusted balance, beginning of period	13,001,114	64,716	4,656,228	—	2,734	(25)	(59,792)	(57,083)
Issuance of common stock resulting from exercise of stock options	—	—	2,999	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	(5,068)	(5,068)
Cumulative translation adjustment	—	—	—	—	—	(1)	—	(1)
Balances at March 31, 2023	13,001,114	$64,716	4,659,227	$—	$2,785	$(26)	$(64,860)	$(62,101)
Issuance of common stock resulting from exercise of stock options	—	—	2,742	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	162	—	—	162
Net loss	—	—	—	—	—	—	(4,716)	(4,716)
Cumulative translation adjustment	—	—	—	—	—	(6)	—	(6)
Balances at June 30, 2023	13,001,114	$64,716	4,661,969	$—	$2,950	$(32)	$(69,576)	$(66,658)
Issuance of common stock resulting from exercise of stock options	—	—	11,943	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	368	—	—	368
Net loss	—	—	—	—	—	—	(5,355)	(5,355)
Cumulative translation adjustment	—	—	—	—	0	(8)	—	(8)
Balances at September 30, 2023	13,001,114	$64,716	4,673,912	$—	$3,338	$(40)	$(74,931)	$(71,633)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—

Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
'Balances at March 30, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)
Issuance of common stock pursuant to the equity line of credit	—	—	5,419,287	2	5,300	—	—	5,302
Commitment shares issued pursuant to the equity line of credit	—	—	712,025	—	1,688	—	—	1,688
Partial early termination of the forward purchase agreement	—	—	—	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	—	—	229	—		229
Net loss	—	—	—	—	—	—	(15,576)	(15,576)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
'Balances at June 30, 2024	—	$—	35,255,013	$4	$100,545	$(83)	$(127,422)	$(26,956)
Issuance of common stock pursuant to the equity line of credit	—	—	7,059,493	—	3,112	—	—	3,112
Commitment shares issued pursuant to the equity line of credit	—	—	500,000	—	268	—	—	268
Issuance of common stock under the 2024 Plan	—	—	150,000	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	199	—	—	199
Net income	—	—	—	—	—	—	3,482	3,482
Cumulative translation adjustment	—	—	—	—	—	(12)	—	(12)
Balances at September 30, 2024	—	$—	42,964,506	$4	$104,209	$(95)	$(123,940)	$(19,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,414)	$(15,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	130
Non-cash interest expense	816	—
Non-cash vendor payments	150	—
Loss on issuance of forward purchase agreement derivative liability	4,935	—
Change in fair value of senior notes	9,776	1,107
Change in fair value of forward purchase agreement derivative liability	(3,148)	—
Stock-based compensation	704	575
Non-cash lease expense	241	257
Equity line of credit commitment expense	1,956	—
Changes in operating assets and liabilities:
Accounts receivable	(43)	(326)
Prepaid expenses and other current assets	(912)	(1,284)
Accounts payable	6,611	2,995
Accrued expenses and other current liabilities and other non-current liabilities	(1,279)	(162)
Deferred revenue	329	(273)
Deferred legal fees	(678)	—
Operating lease liabilities	(252)	(265)
Net cash used in operating activities	(15,099)	(12,385)
Cash flows from investing activities:
Purchases of property and equipment	(34)	—
Net cash used in investing activities	(34)	—
Cash flows from financing activities:
Payment of deferred offering costs	(2,929)	—
Proceeds from the exercise of stock options	68	29
Issuances of common stock under equity line of credit	8,414	—
Proceeds from the reverse recapitalization	12,637	—
Proceeds from the partial early termination of the forward purchase agreement	2,500	—
Payment of note payable - related party	(635)	—
Prepayment for forward purchase agreement	(10,986)	—
Debt discount paid in cash	(123)
Proceeds from senior and senior secured notes	6,000	5,625
Net cash provided by financing activities	14,946	5,654
Effect of exchange rate changes on cash and cash equivalents	(43)	(13)
Net increase (decrease) in cash and cash equivalents	(230)	(6,744)
Cash and cash equivalents and restricted cash at beginning of period	3,469	10,210
Cash and cash equivalents and restricted cash at end of period	$3,239	$3,466
Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$14,660	$—
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$352	$—
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$1,150	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$2,793	$—
Debt issuance costs in included in accrued expenses and other current liabilities	$35	$—
Conversion of convertible preferred stock upon the reverse recapitalization	$64,716	$—
Issuance of common stock in connection with the equity line of credit commitment shares	$7,561,180	$—
Issuance of common stock under 2024 Equity and Incentive Plan	$150,000
Income taxes paid	$—	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA COMPUTING HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

1.	Nature of the Business and Basis of Presentation

Zapata Quantum, Inc., formerly known as Zapata Computing Holdings Inc. and, prior to that as, as Andretti Acquisition Corp. (“AAC”) was incorporated as a Cayman Islands exempted company on January 20, 2021. Effective August 21, 2025, Zapata Computing Holdings, Inc. changed its name to Zapata Quantum, Inc. On March 28, 2024, AAC filed an application for deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which AAC was domesticated and continues as a Delaware corporation and changed its name to Zapata Computing Holdings Inc. AAC was formed for the purpose of effecting a merger, consolidation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On March 28, 2024 (the “Closing Date” or “Closing”), AAC consummated a business combination with Zapata Computing, Inc. (“Legacy Zapata”) pursuant to the Business Combination Agreement by and among AAC, Tigre Merger Sub, Inc. and Legacy Zapata entered into on September 6, 2023 (the “Business Combination Agreement”).

Zapata Quantum, Inc. is a holding company whose principal asset is its ownership interest in Legacy Zapata and operates and controls all of the businesses and operations of Legacy Zapata and its subsidiaries. Zapata Quantum, Inc. and its predecessor, AAC, are collectively referred to herein as “Zapata” or the “Company”. On the Closing Date, AAC and Legacy Zapata, consummated a business combination (the “Merger”) (Note 3) pursuant to the Business Combination Agreement. In connection with the Closing of the Merger, AAC changed its name to Zapata Computing Holdings Inc. The Company’s common stock and warrants commenced trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the new trading symbols “ZPTA” and “ZPTAW”, respectively, on April 1, 2024. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, AAC, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Zapata, a direct wholly owned subsidiary of AAC, was treated as the accounting acquirer.

As a result, the unaudited condensed consolidated financial statements included herein for the three and nine months ended September 30, 2024 reflected (i) the historical operating results of Legacy Zapata prior to the Merger, (ii) the combined results of the Company, Legacy Zapata and AAC following the Closing of the Merger, (iii) the assets and liabilities of Legacy Zapata at their historical costs, (iv) the assets and liabilities of the Company and AAC at their historical costs, which approximated fair value, and (v) the Company’s equity structure for all periods presented.

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

On October 7, 2024, the Board of Directors of the Company approved the cessation of its operations (the “Operational Cessation”) due to insufficient financial resources to continue funding ongoing operations and meet existing obligations. In connection with the Operational Cessation, the Company terminated all employees, except for a limited number of personnel retained for a short transitional period to assist with the wind-down of business activities. Following the Operational Cessation, the Company maintained minimal day-to-day operations.

In 2025, the Company undertook restructuring activities aimed at restarting certain aspects of its core business (Note 19).

As of October 31, 2025, following a strategic realignment to refocus on its core quantum mission, the Company will deliver subscription-based solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. These solutions include software and software tools supported by services. Its software platform is based on patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. These planned operations are subject to the Company raising sufficient capital. The Company has worked with Fortune 500 enterprises and government agencies to unlock the potential of quantum computing. Prior to October 31, 2025, the Company also offered specialized generative AI solutions which used techniques inspired by quantum physics and were tailored to solving complex industrial problems. These solutions combined software and related services and were subscription based.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market.

The Company is subject to risks and uncertainties similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, risks associated with changes in information technology, and the ability to raise additional capital to fund operations. The Company’s long-term success is dependent upon its ability to successfully market, deliver, and scale its quantum computing application development solutions, increase revenue, meet its obligations, obtain additional capital when needed and, ultimately, to achieve profitable operations.

Since inception through September 30, 2024, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has generated net income of $3,482 and incurred net loss of $34,414 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $123,940 and $89,526, respectively.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital through future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

In 2025, the Company raised an aggregate of $3,000 through the issuance of Convertible Notes and $1,500 through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of the Company’s outstanding Senior Secured Notes. In addition, in 2025, the Company entered into conversion agreements with certain creditors to settle approximately $9,222 of accounts payable, accrued expenses, notes payable to related parties. The Company also settled its obligation of 2,436 under the Forward Purchase Agreement through the issuance of shares of the Company’s common stock. These activities were undertaken as part of Company’s ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of its core business (Note 19).

Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations, the restructuring activities aimed at restarting certain aspects of its core business require substantial funds to implement and there is no assurance that the Company will be able to continue raising the additional capital necessary to continue operations and execute on the Company’s business plan.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development solutions market.

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

The functional currency for the Company’s wholly owned foreign subsidiaries in Canada, Japan, Spain and the United Kingdom is United States dollars (“USD”), Japanese Yen, Euro and British Pound, respectively. Assets and liabilities of these subsidiaries are translated into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the condensed consolidated statements of stockholders’ deficit as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at high-quality and accredited financial institutions.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Accounts receivable is presented after consideration of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for recovery is determined to not be probable. As of September 30, 2024 and December 31, 2023, the Company recorded zero allowance for credit losses.

The following table summarizes customers who represent greater than 10% of the Company’s total revenue during the three and nine months ended September 30, 2024, as well as customers who represent greater than 10% of the Company’s total accounts receivable as of September 30, 2024 and December 31, 2023:

	Percentage of Revenue				Percentage of Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2024		December 31, 2023
	2024	2023	2024	2023
Customer A*	-46%	35%	34%	34%	79%		43%
Customer B	37%	23%	23%	23%	N/A	**	N/A	**
Customer C	41%	17%	17%	18%	19%		31%
Customer D	16%	N/A **	12%	N/A **	N/A	**	N/A	**
Customer E	N/A **	25%	N/A **	25%	N/A	**	26%
Customer F	38%	N/A **	N/A **	N/A **	N/A	**	N/A	**

*Related party

**Less than 10% of total revenue or accounts receivable

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, the amount of cash equivalents included in cash and cash equivalents totaled $2,487 and $2,693, respectively.

Restricted Cash

Restricted cash consists of cash on deposit to secure a letter of credit totaling $137 as of September 30, 2024 and December 31, 2023 that was required to be maintained in connection with the Company’s lease arrangements. The lease expired on September 30, 2024, and the restricted cash was released on October 25, 2024, in accordance with the terms of the letter of credit. As of September 30, 2024, the Company classified its restricted cash as a current asset and included in prepaid expenses and other current assets on the condensed consolidated balance sheet based on the release date of the restrictions. As of December 31, 2023, the Company classified its restricted cash as a non-current asset and included in other non-current assets on the condensed consolidated balance sheet.

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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$3,102	$3,332
Restricted cash	137	137
Total cash, cash equivalents and restricted cash	$3,239	$3,469

Deferred Offering Costs

The Company capitalized deferred offering costs, consisting of direct legal, accounting, capital markets advisory and other fees and costs directly attributable to the Company’s Merger with Legacy Zapata (Notes 3 and 16). Upon the Closing of the Merger on March 28, 2024, all deferred offering costs totaling $7,058 were reclassified and recorded against additional paid-in capital in the condensed consolidated balance sheets. The deferred transaction costs were $0 and $1,943 as of September 30, 2024 and December 31, 2023, respectively.

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

For the three and nine months ended September 30, 2024, the Company did not recognize any impairment losses on long-lived assets.

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

Accrued Professional Fees

Accrued professional fees consist of consideration to be paid to AAC’s legal advisors in connection with its initial public offering (“IPO”) and the consummation of the Merger. The deferred legal fees is paid by the Company in equal monthly installments over the twelve-month period starting May 3, 2024.

Forward Purchase Agreement Derivative Liability

On March 25, 2024, the Company entered into a forward purchase agreement with Sandia Investment Management LP, acting on behalf of certain funds (collectively, “Sandia” or the “Seller”). The Forward Purchase Agreement contains (i) an Optional Early Termination provision, which is considered an in-substance put option (the “Optional Early Termination”) and (ii) a Variable Maturity Consideration which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount as defined below in Note 7 (the “Variable Maturity Consideration”). The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and together, meet the definition of a derivative instrument. Pursuant to the Forward Purchase Agreement, the Seller has the option to early terminate the arrangement in whole or in part by providing written notice to the Company, and the Seller will pay the Company an amount equal to the product of the number of shares that are early terminated and the Reset Price (as defined in Note 7) then in effect. If the Seller exercises an Optional Early Termination, then the Settlement Amount and the Settlement Amount Adjustment to be paid at the Valuation Date, in each case as such term is defined in Note 7, will be reduced in proportion to the number of shares subject to the Optional Early Termination. Additionally, the Company may be obligated to pay consideration to the Seller in cash or, under certain circumstances, in shares of the Company’s common stock, if the Settlement Amount Adjustment exceeds the Settlement Amount. The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value with the initial value of the derivative instrument of $4,935 recorded as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive income (loss). The forward purchase agreement derivative liability will be subsequently remeasured to fair value at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss).

On October 8, 2024, the Company received notice from Sandia accelerating the Valuation Date to October 8, 2024 and required a settlement of $2,436. In June 2025, the Company settled its obligation under the Forward Purchase Agreement by issuing 6,591,000 shares of the Company’s common stock to Sandia (Note 7).

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Senior Notes and Senior Secured Notes

The Company performed an analysis of all of the terms and features of the Senior Notes and the Senior Secured Notes (as defined in Note 8). The Company elected the Fair Value Option to account for the Senior Notes. The Senior Notes were remeasured at fair value at each balance sheet date until they were extinguished and converted to Senior Secured Notes (Note 8) in December 2023.

The Company accounts for its Senior Secured Note issued to a third party for capital market advisory services in connection with the Merger as a stock-based award granted to non-employees (Note 8) and measured the fair value of the award at the Merger date using the binomial lattice model. The liability portion of the award is carried at redemption value, including paid in-kind interest, as Senior Secured Notes in the accompanying balance sheet. The fair value in excess of the redemption value was recorded to additional paid-in capital and a loss at issuance.

The Company accounts for its remaining Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. The Company concluded that the optional conversion features were not required to be bifurcated and separately accounted for as a derivative.

The substantial premium related to the remaining Senior Secured Notes issued is recorded as a loss at issuance within total other expense, net in the condensed consolidated statements of operations and comprehensive income (loss). Costs related to the issuance of the Senior Secured Notes are recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the Senior Secured Notes and are recorded in other expense, net within the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method.

Segment Information

The Company manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker, reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. As of September 30, 2024 and December 31, 2023, the Company does not have material long-term assets outside the U.S.

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

Capitalization of Software Development Costs

The Company incurred software development costs related to development of its quantum computing platform. Given that the Company may sell the platform both as a service as well as a license, the Company evaluates software development costs to determine the point where technological feasibility is established. The Company has determined that technological feasibility is typically concurrently with the release, and therefore there have not been costs capitalized through September 30, 2024. Costs incurred in connection with maintenance and customer support are also expensed as incurred.

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

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

We currently earn revenue primarily from subscriptions to our software platform and related services. Subscriptions to our software platform are currently offered as stand-ready access to our cloud environment on an annual or multi-year basis. Our consulting services may result in either single or multiple performance obligations based on the contractual terms. We also offered services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the promises represent a single, combined performance obligation, or multiple performance obligations. We allocate the transaction price to the performance obligations identified. Judgment is required to allocate the transaction price to each performance obligation. We utilize a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. We consider market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. Our contracts do not contain rights of return, and any variable consideration as the result of service level agreements has been immaterial. We do not have other contractual terms that give rise to variable consideration.

Revenue from subscriptions to the Company’s software platform to date have only been sold as access to the platform in its hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over time. The Company’s contracts typically contain fixed-fee transaction prices. The Company determines and records a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration the Company expects to receive. The Company has not recorded any provision for loss contracts at September 30, 2024 or December 31, 2023.

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

For contracts that have periods that exceed one year, the Company capitalizes contract acquisition costs. As of September 30, 2024 and December 31, 2023, capitalized contract acquisition costs of $10 and $38, respectively, were included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was $10 and $4 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2024 and 2023, respectively, and $29 and $23 recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and 2023.

Accounts Receivable—Accounts receivable represents amounts billed or unbilled to customers that have yet to be collected and represents an unconditional right to receive this consideration from its customers. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of September 30, 2024 and December 31, 2023, there were accounts receivable due from related parties amounting to $1,567 and $829, respectively. As of September 30, 2024 and December 31, 2023, the Company had zero allowance for credit losses.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Deferred Revenue—Deferred revenue represents payments received for which revenue has not yet been recognized.

All deferred revenue as of December 31, 2023 was recognized as revenue during the nine months ended September 30, 2024. The decrease in deferred revenue is due to decreased customer billings for revenue not yet delivered for consulting services and subscriptions relating to timing of satisfaction of the Company’s performance obligations.

Balances from contracts with customers for the nine months ended September 30, 2024, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $1,567 and $562 from related parties at September 30, 2024 and December 31, 2023, respectively)	$1,813	$1,341
Unbilled accounts receivable (including $0 and $267 from related parties at September 30, 2024 and December 31, 2023, respectively)	168	597
Deferred revenue	1,073	744

Balances from contracts with customers for the year ended December 31, 2023, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $562 and $0 from related parties at December 31, 2023 and 2022, respectively)	$1,341	$600
Unbilled accounts receivable (including $267 and $534 from related parties at December 31, 2023 and 2022, respectively)	597	827
Deferred revenue	744	500

All revenue from contracts with customers was generated in the U.S. during the three and nine months ended September 30, 2024 and 2023. Revenue from contracts with customers recognized for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point in time	$(735)	$—	$—	$—
Over time	1,392	1,410	3,876	4,354
Total	$657	$1,410	$3,876	$4,354

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

Sales and Marketing Expenses

Advertising expenses, which are included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive income (loss), primarily include promotional expenditures, and are expensed as incurred. The amount incurred for advertising expenses for the three and nine months ended September 30, 2024 and 2023 were $1,029, $696, $2,754, and $2,090, respectively.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The comprehensive income (loss) for the Company equals its net income (loss) plus changes in foreign currency translation for all periods presented.

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

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $2,159 on the Senior Secured Notes remains outstanding as of September 30, 2024.

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

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,487	$—	$—	$2,487
	$2,487	$—	$—	$2,487
Liabilities:
Forward purchase agreement derivative liability	$—	$—	$1,787	$1,787
	$—	$—	$1,787	$1,787

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,693	$—	$—	$2,693
	$2,693	$—	$—	$2,693

The Company’s cash equivalents maintained in money market funds are based on quoted market prices in active markets, which represent a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, the note payable – related party, deferred revenue, deferred legal fees and the obligation to issue common stock approximate their fair values due to the short-term nature of these instruments. The Forward Purchase Agreement derivative liability is carried at fair value, determined according to Level 3 inputs in the fair value hierarchy (Note 7).

For the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Forward Purchase Agreement Derivative Liability

As described in Note 7, the Company entered into the Forward Purchase Agreement in connection with the Merger on March 25, 2024. The Forward Purchase Agreement contains (i) an Optional Early Termination provision, and (ii) a Variable Maturity Consideration. The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered as a freestanding financial instrument and meet the definition of a derivative instrument. The fair value of the forward purchase agreement derivative liability, consisting of the Optional Early Termination and the Variable Maturity Consideration, was estimated using a Monte-Carlo Simulation in a risk-neutral framework. The fair value of the derivative liability was equal to the difference between the fair value of the Forward Purchase Agreement and the amount of cash receivable at the two-year settlement date, which was calculated as the present value of the initial reset price of $10.00 per share (as defined in the Forward Purchase Agreement) discounted using the term-matched risk-free rate.

As described in Note 19, Subsequent Events, Sandia exercised its right under the Forward Purchase Agreement to accelerate the Valuation Date to October 8, 2024, following a VWAP Trigger Event. In accordance with the terms of the agreement the Company became obligated to pay Sandia $2,436 in cash or shares, which was settled in June 2025 through the issuance of 6,591,000 shares of the Company’s common stock. The Company estimated the fair value of $1,787 for forward purchase agreement derivative liability as of September 30, 2024, based on the number of shares issued to settle the obligation multiplied by the stock price on September 30, 2024 of $0.2711 per share.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The following table represents the significant inputs used in calculating the forward purchase agreement derivative liability on the issuance date:

March 28, 2024
Stock price	$13.60
Expected volatility	50.00%
Risk-free interest rate	4.54%
Expected life (in years)	2.00
Expected dividend yield	—%

 The Company determined the initial value for the forward purchase agreement derivative liability of $4,935 using the Level 3 inputs as of the issuance date on March 28, 2024 and recorded the loss on issuance of $4,935 as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the forward purchase agreement derivative liability of $11,376 and $3,148 was recorded during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive income (loss).

The following table presents the change in fair value of the forward purchase agreement derivative liability for the three and nine months ended September 30, 2024:

Amounts
Balance as of December 31, 2023	$—
Forward purchase agreement derivative liability issuance	4,935
Partial early termination of forward purchase agreement derivative liability	(823)
Change in fair value of forward purchase agreement derivative liability	9,051
Balance as of June 30, 2024	13,163
Change in fair value of forward purchase agreement derivative liability	(11,376)
Balance as of September 30, 2024	$1,787

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Computer equipment	$663	$630
Furniture and fixtures	128	128
Leasehold improvement	26	26
	817	784
Less: Accumulated depreciation and amortization	(737)	(628)
Property and equipment, net	$80	$156

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2024 and 2023 was $34, $44, $109, and $130, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued employee compensation and benefit	$ 1,313	$ 263
Accrued professional fees	1,882	1,377
Other	553	305
	$ 3,748	$ 1,945

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

As of September 30, 2024, the reset price (the “Reset Price”) was $4.50 per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring 180 days after the closing date of the Merger, to be greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of the Company’s common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which the Company closes any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of the Company’s common stock or securities of the Company or any of its subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of the Company’s common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).

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

The Company has determined that the Optional Early Termination provision and the Variable Maturity Consideration, within the Forward Purchase Agreement as combined are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative. The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value of $1,787 as of September 30, 2024, with the initial value of the instrument recorded as a loss on issuance of forward purchase agreement derivative liability of $4,935 in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the forward purchase agreement derivative liability of $11,376 and $3,148 was recorded during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive income (loss).

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

In addition, the Company reimbursed Sandia $64 at the Closing for reasonable out-of-pocket expenses for costs incurred in connection with the transaction, and (b) $54 in expenses incurred in connection with the acquisition of the Recycled Shares. These expenses were recorded within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024. The Company will also pay to the third party a quarterly fee of $5 in consideration of certain legal and administrative obligations in connection with this transaction.

As described in Note 19, Subsequent Events, under the Forward Purchase Agreement, Sandia had the right to accelerate the Valuation Date upon the occurrence of a VWAP Trigger Event, defined as the Company’s common stock trading below $1.00 per share for 20 trading days within any 30 consecutive trading-day period. Following such an event, Sandia exercised this right and accelerated the Valuation Date to October 8, 2024. As a result, the Company became obligated to pay Sandia $2,436 in cash or shares. In June 2025, the Company settled this obligation by issuing 6,591,000 shares of the Company’s common stock to Sandia. For valuation purposes the Company determined the fair value of $1,787 as of September 30, 2024, by multiplying the number of shares issued to Sandia by the stock price of $0.2711 as of September 30, 2024.

8. Debt

The aggregate principal amount of debt outstanding as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Senior secured notes	$2,159	$8,900
Note payable - related parties	1,883	—
	$4,042	$8,900

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Current liabilities:
Note payable - related parties	$1,263	$—
Debt, current portion	1,263	—
Non-current liabilities:
Note payable - related parties	620	—
Senior secured notes	2,159	8,900
Debt, net of current portion	2,779	8,900
Total Debt	$4,042	$8,900

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

The Company issued a Senior Secured Note to a third party for capital market advisory services that vested contingently with the Merger. Upon the satisfaction of the performance condition as described in the agreement, the Company accounted for the Senior Secured Note as a stock-based award granted to a non-employee and measured the award based on the fair value on the Merger date, with the liability portion of the award recorded as Senior Secured Notes at the redemption value, and the excess fair value recorded as a loss on issuance of convertible note within total other expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

The aggregate premium associated with the Senior Secured Notes, which was recorded as a loss on the issuance date of $9,776 was recorded within other income (expense) and as additional paid-in capital. For the three and nine months ended September 30, 2024 the Company recognized $55 and $548 in interest expense related to contractual interest on the Senior Secured Notes, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive income (loss). Legacy Zapata incurred an additional $210 debt issuance costs in connection with the Senior Secured Notes issued from January 2024 to March 2024 and were accounted as a debt discount, of which $53 was settled through the issuance of 11,666 shares of the Company’s common stock upon the Closing of the Merger (Note 3). The Company recognized $368 in interest expense associated with the accelerated amortization of debt issuance costs upon the conversion of a portion of the outstanding Senior Secured Notes at the Closing of the Merger, which is recorded in interest expense within the condensed consolidated statement of operations and comprehensive income (loss).

The aggregate premium associated with the Senior Secured Notes issued during the nine months ended September 30, 2024 was estimated utilizing a binomial lattice model which includes a combination of the discounted cash flow and optional conversion with De-SPAC features. The following table presents the significant unobservable inputs that were included in the discounted cash flow feature and the optional conversion with De-SPAC feature for the period of January 1, 2024 to March 27, 2024 (the last issuance date):

Significant Unobservable Input	Input Range
Model	Discounted cash flow
Discount rate	29.7% to 31.4%
Model	Optional conversion with De-SPAC
Closing stock price	$9.49 to $10.97
Expected annual volatility	55.0%
Risk free rate	4.2% to 4.4%
Dividend yield	0.0%
Preferred yield	29.7% to 31.4%

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Upon the Closing of the Merger, a portion of the aggregate outstanding the Senior Secured Notes converted into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14,207 and associated accrued interest of $453 were converted, resulting in an increase in common stock and additional paid-in capital of $14,660. Certain holders of the Senior Secured Notes, holding $2,159 in aggregate principal and accrued interest as of September 30, 2024, did not convert their Senior Secured Notes into shares of the Company’s common stock.

The Company recognizes the remaining Senior Secured Notes at amortized cost. As of September 30, 2024, the $2,159 of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes. The $2,159 of aggregate principal and accrued interest on the outstanding Senior Secured Notes mature on December 15, 2026.

Notes Payable - Related Parties

To finance transaction costs in connection with the Merger, the Sponsor and certain of AAC’s officers and directors made working capital loans (the “Notes Payable – Related Party”) to AAC prior to the Closing. The Notes Payable – Related Party would either be repaid upon the consummation of the Merger, without interest, or at AAC’s discretion, up to $1,500 of such Notes Payable – Related Party could be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant at the Closing Date of the Merger (Note 11).

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2,619, which was also due per its terms at the Closing of the Merger was deferred and became due in monthly installments (including interest accruing from the Closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement (Notes 3 and 10). The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. The Company assumed the obligation for the related party notes upon the Closing. The Company accounted for the Notes Payable – Related Party under the amortized cost model. As of September 30, 2024, the outstanding balance of the Notes Payable – Related Party was $1,883 within the Company’s condensed consolidated balance sheet. There was no unamortized debt discount related to Notes Payable – Related Party as of September 30, 2024.

As of September 30, 2024, future minimum payments required on the Senior Secured Notes and the Notes Payable – Related Party are as follows:

Year Ending	Amount
2024 (remaining)	$470
2025	1,212
2026	2,471
Total future minimum payments	4,153
Less: imputed interest	(111)
Total Debt	$4,042

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

Dividends—The Convertible Preferred Stock had the right to receive dividends only when, as and if declared by the Company’s Board of Directors. No dividends have been declared through September 30, 2024.

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

As of December 31, 2023, after retrospectively adjusting for the effect of the reverse recapitalization, Legacy Zapata reserved 3,276,076 shares of its common stock to provide for exercise of outstanding stock options, and the future issuance of common stock options and restricted stock awards under the 2018 Equity and Incentive Plan (the“2018 Plan) and 13,001,114 shares to provide for the potential conversion of shares of Convertible Preferred Stock into common stock. Following the effectiveness of the 2024 Equity and Incentive Plan (the “2024 Plan”) in March 2024, the 2018 Plan has been terminated and Legacy Zapata will not make any further awards under the 2018 Plan. Under the 2024 Plan, the initial maximum number of shares of common stock reserved and available for issuance is 3,491,146 shares, subject to an annual increase on January 1 of each year, beginning January 1, 2025, equal to up to 5% of the total number of shares of common stock outstanding as of the immediately preceding December 31. The Company has reserved 3,491,146 shares of the Company’s common stock for issuance under the 2024 Plan as of September 30, 2024 (Note 12). Under the 2024 Plan, as of September 30, 2024, there are 150,000 shares of common stock issued and outstanding.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

In connection with the consummation of the Merger, the Company’s authorized capital stock consists of 600,000,000 shares of the Company’s common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock were issued or outstanding as of September 30, 2024. Upon the Closing, a) 17,696,425 shares of the Company’s common stock were issued to Legacy Zapata shareholders based on the Exchange Ratio of 0.9141, b) 1,846,206 shares of the Company’s common stock were held by AAC’s public shareholders who did not exercise redemption rights in connection with the Merger, c) 5,750,000 shares of the Company’s common stock were held by AAC’s sponsor and sponsor co-investor and key stockholders of the Sponsors, d) 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) were issued upon conversion of Senior Secured Notes, e) 500,000 shares of the Company’s common stock were issued to Sandia pursuant to the Forward Purchase Agreement, and f) 42,372 shares of the Company’s common stock have been issued to certain capital markets advisors. On March 29, 2024, an employee exercised an option following the Merger and the Company issued 30,822 shares of the Company’s common stock.

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

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements. No Unvested Shares vested during the nine months ended September 30, 2024.

Lincoln Park Purchase Agreement

On December 19, 2023, AAC and the Company entered into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase up to $75,000 of shares of common stock from time to time over a 36-month period following the Closing of the Merger, subject to the satisfaction of the conditions in the Purchase Agreement. In accordance with the Purchase Agreement, the Company paid Lincoln Park the Commitment Fee of $1,688 on April 11, 2024 through the issuance of 712,025 shares of common stock at an effective price of $2.37 per share (Note 3).

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

As of September 30, 2024, the Company has issued 10,378,780 shares of its common stock to Lincoln Park under Purchase Agreement for aggregate proceeds of $7,700 (excluding the Commitment Fee shares).

2024 Lincoln Park Purchase Agreement

On August 13, 2024, the Company entered into a purchase agreement (the “2024 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase up to $10,000 of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions in the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, the Company issued 500,000 shares of common stock to Lincoln Park as Commitment Fee shares.

In connection with the 2024 Purchase Agreement, the Company also entered into a Registration Rights Agreement with Lincoln Park, (the “2024 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company will file a registration statement that covers the shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement with the SEC within 15 business days following the date of the execution of the 2024 Registration Rights Agreement. The Company filed the Lincoln Park Registration Statement on September 3, 2024, which was declared effective on September 9, 2024.

As of September 30, 2024, the Company has issued 2,100,000 shares of its common stock to Lincoln Park under 2024 Purchase Agreement for aggregate proceeds of $714 (excluding the Commitment Fee shares).

As of September 30, 2024 and December 31, 2023, 42,964,506 shares and 4,678,950 shares of the Company’s common stock were outstanding, respectively.

11. Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of September 30, 2024, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

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

As of September 30, 2024 and December 31, 2023, there were 11,499,982 and 11,500,000 Public Warrants outstanding, respectively. As of September 30, 2024 and December 31, 2023, there were 13,550,000 and 13,550,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

12. Compensation Plans

2018 Equity Incentive Plan

In 2018, the Board of Directors adopted the 2018 Stock Incentive Plan. Under the terms of the 2018 Plan, incentive stock options (“ISO”) could be granted to employees of Legacy Zapata and nonqualified stock options (“NQ”), or restricted stock awards (“RSA”) could be granted to directors, consultants, employees and officers of Legacy Zapata. The exercise price of stock options cannot be less than the fair value of Legacy Zapata’s common stock on the date of grant. The options vest over a period determined by the Board of Directors, generally four years, and expire not more than ten years from the date of grant.

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

2024 Equity and Incentive Plan

In March 2024, the Board of Directors adopted the 2024 Plan, which has been approved by the Company’s shareholders. The 2024 Plan became effective immediately prior to the consummation of the Merger. Under the terms of the 2024 Plan, equity and equity-based incentive awards, as well as cash awards may be granted to employees, directors and consultants. As of September 30, 2024, the Company has reserved 3,491,146 shares of the Company’s common stock for issuance under the 2024 Plan. The 2024 Plan provides that the number of shares of the Company’s common stock reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. Shares of underlying any stock-based awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, or reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for the grant of awards under the 2024 Plan.

Inducement Awards

The Company issued options exercisable for an aggregate of 900,000 shares of the Company’s common stock as inducement awards outside of the 2024 Plan during the nine months ended September 30, 2024.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.32% - 4.50%	4.19% - 4.23%
Expected term (in years)	6.00	5.31 - 6.02
Expected volatility	60.00%	48.99 - 49.60%
Expected dividend yield	0%	0%

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Stock Options

Upon the Closing of the Merger, the outstanding options to purchase shares of Legacy Zapata common stock were converted into options to purchase an aggregate of 3,016,409 shares of the Company’s common stock, determined by giving effect of the Exchange Ratio of 0.9141.

Stock option activity after retrospectively adjusting for the effect of the reverse recapitalization during the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,078,475	$2.38	6.98	$4,489
Granted	900,000	1.10
Exercised	(47,183)	1.44
Forfeited and expired	(324,708)	3.10
Balance at September 30, 2024	3,606,584	$2.00	5.99	$—
Options vested and exercisable at September 30, 2024	2,564,559	$2.13	6.23	$—
Options vested and expected to vest at September 30, 2024	3,606,584	$2.00	5.99	$—

All stock options granted have time-based vesting conditions and generally vest over a four-year period, with certain awards vesting over two or three years. The weighted-average grant-date fair value of awards granted for the nine months ended September 30, 2024 was $0.62 per share. During the nine months ended September 30, 2024 and 2023, the Company recorded $91 and $120, respectively, of stock compensation for the value of all options vested during the period.

As of September 30, 2024, there was $1,065 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 2.9 years.

Restricted Common Stock (“RSU”)

The Company may grant nonvested restricted common stock to employees, directors, and consultants with or without cash consideration. These grants contain certain restrictions on the sale of the shares. Nonvested restricted common stock are not considered issued or outstanding for accounting purposes until they vest. Upon termination of the relationship with a holder of such shares, the Company has the right to repurchase the nonvested restricted common stock shares at the there was no consideration, a price per share defined in the agreement.

Nonvested restricted common stock activity during the nine months ended September 30, 2024, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2023	—	$—
Granted	450,000	0.57
Vested	—	—
Unvested restricted common stock at December 31, 2024	450,000

As of September 30, 2024, the total unrecognized compensation cost related to unvested restricted common stock was $218. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 1.3 years.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Employee Stock Purchase Plan

In March 2024, the Board of Directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which has been approved by the Company’s shareholders. The 2024 ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through accumulated contributions, which generally will be made through payroll deductions. The 2024 ESPP permits the administrator of the 2024 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Internal Revenue Code of 1986 (the “Code”). In addition, the 2024 ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives. As of September 30, 2024, 581,858 shares (the “Initial ESPP Limit”) of the Company’s common stock were reserved for issuance under the 2024 ESPP. The 2024 ESPP provides that the number of shares of the Company’s common stock reserved and available for issuance under such plan will automatically increase each January 1, beginning on January 1, 2025 and on each January 1 thereafter, by the least of the Initial ESPP Limit, 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator.

Each offering of the Company’s common stock under the 2024 ESPP will be for a period of nine months (the “offering period”). The first offering period under the 2024 ESPP will begin and end on such date or dates as determined by the plan administrator. Subsequent offerings under the 2024 ESPP will generally begin on the first business day occurring on or after each January 1 and July 1 and will end on the last business day occurring before the following July 1 and January 1, respectively. Shares are purchased on the last business day of each offering period (the “exercise date”).

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

As of September 30, 2024, the Company has not issued any shares under the 2024 ESPP.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$32	$54	$109	$110
Sales and marketing	(6)	70	27	99
General and administrative	254	225	546	326
Cost of revenue	4	19	22	40
	$284	$368	$704	$575

13. Leases

Operating leases

As a lessee, the Company leases certain office spaces under non-cancelable operating leases located in the United States and Canada. All of the Company’s long-term lease agreements expired prior to and as of September 30, 2024. On May 7, 2024, the Company entered into a month-to-month lease in Canada that commenced on June 1, 2024, which was terminated in connection with the Operational Cessation. On July 19, 2024, the Company entered into a six months lease for office space in the United States commenced on September 3, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$72	$95	$250	$296
Short-term lease cost	28	2	31	2
Total lease costs	$100	$97	$281	$298

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

There were no variable lease costs for the three and nine months ended September 30, 2024 and 2023.

The following table sets forth supplemental information about the leases for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating liabilities	$260	$304
Weighted-average remaining lease term – operating leases	—	1.00
Weighted-average discount rate – operating leases	—	11.47%

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

For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $7 and $20, respectively, related to foreign income tax provisions. For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $2 and $29, respectively, related to foreign income tax provisions. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

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

The license agreement obligated the Company to pay fixed milestone payments upon the achievement of certain sales thresholds. The payments total $150, and the maximum sales threshold is $25,000. The Company did not trigger any payments to the licensor during the nine months ended September 30, 2024 and 2023.

The license agreement obligated the Company to pay a royalty calculated as two percent of net sales. The license agreement also required the Company to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. The Company paid $0 in royalties during the nine months ended September 30, 2024 and 2023. On February 10, 2023, the Company terminated the license agreement by written notice to the licensor. Subsequent to the termination of the license agreement, all licensing rights held by the Company were forfeited to the licensor. The Company did not owe any accrued obligations or payments to the licensor after the license agreement was terminated.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Andretti Agreements – Related Party

On February 10, 2022, Legacy Zapata entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through December 2024. Through September 30, 2024, the Company has paid $3,500 under the agreement and for the three and nine months ended September 30, 2024 and 2023, the Company recorded $696, $696, $2,087 and $2,087 in sales and marketing expense related to the sponsorship agreement. There was $3,804 included in accounts payable as of September 30, 2024 related to the sponsorship agreement.

On March 28, 2024, Legacy Zapata entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Subject to the agreement, Legacy Zapata is responsible for payments under the sponsorship agreement in an amount totaling $1,000.

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, the Company entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. From May 2024 through September 2024 the Company paid $209 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation, and the remaining balance was subsequently converted into the Company’s common stock in the second quarter of 2025.

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024. The Company agreed to pay the third party a non-refundable cash fee of $1,800, payable by the Company in monthly payments of $113 over the Term (as defined in Note 3) with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. From May 2024 through September 2024 the Company paid $563 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation, and the remaining balance was subsequently converted into the Company’s common stock in the second quarter of 2025.

The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, the Company paid $2,272 under the agreements.

Year ending	Amount
2024 (remaining)	$2,003
2025	2,983
Total	$4,986

In the fourth quarter of 2024, due to the Operational Cessation, the Company ceased making payments on the advisory and other agreements described above and the remaining balance was subsequently converted into the Company’s common stock in the second and fourth quarters of 2025.

Collaborative Research Agreement

On February 12, 2024, the Company entered into a collaborative research agreement with a third party, pursuant to which the Company and the third party partnered to develop a quantum generative AI application and a hybrid solver over a three-month term. The Company led the development of the application.

The third party also contributed $1,000 to the project in the form of a Senior Secured Note, which it did not elect to convert into the Company’s common stock upon the Closing of the Merger and remains outstanding.

The collaborative research agreement effectively terminated in October 2024 in connection with the Company’s operational cessation described in Note 19, Subsequent Events.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Quantum Cloud Service Agreement

On February 12, 2024, the Company entered into an agreement with a third party under which the third party will host Zapata’s quantum generative AI application on its cloud service and will provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement, which will be due and payable from April 2024 to February 2027. On June 27, 2024, the agreement was amended to extend the services through November 2028, and the aggregate fees payable from the Company increased to $4,063 over the extended term. As of September 30, 2024, the remaining purchase commitment for the cloud services is $3,800.

The cloud service agreement effectively terminated in October 2024 in connection with the Company’s operational cessation described in Note 19, Subsequent Events.

17. Net Income (Loss) per Share

The Company applies the two-class method when computing net income (loss) per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the undistributed earnings as if all income (loss) for the period had been distributed. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company. The convertible preferred stock was determined to be the participating security, and for all periods presented in which the convertible preferred stock was outstanding, the Company incurred a net loss; therefore, no allocation is required.

Basic net income (loss) per share available to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the periods presented. The weighted-average number of common stock outstanding excludes any unvested shares that have not met their vesting conditions during the periods presented.

Diluted net income (loss) per share reflects the potential dilution that could occur using the treasury stock and if-converted methods, as applicable. For purposes of this calculation, outstanding stock options and warrants to purchase common stock, Unvested Shares, unvested RSUs, Senior Secured Notes including accrued interest and the potential issuance of common stock upon the conversion of the Convertible Preferred Stock prior to the Closing of the Merger were considered common stock equivalents, but were excluded from the calculation of diluted net loss per share for all periods in which the Company reported a net loss, as their effect was anti-dilutive.

Accordingly, in periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of net (income) loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$3,482	$(5,355)	$(34,414)	$(15,139)
Denominator:
Weighted-average common shares outstanding, basic	39,400,332	4,663,248	25,060,758	4,662,318
Effect of potentially dilutive securities - stock options	12,881	—	—	—
Effect of potentially dilutive securities - RSUs	12,423	—	—	—
Weighted-average common shares outstanding, diluted	39,425,636	4,663,248	25,060,758	4,662,318

Net income (loss) per share attributable to common stockholders,
Basic	$0.09	$(1.15)	$(1.37)	$(3.25)
Diluted	$0.09	$(1.15)	$(1.37)	$(3.25)

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible preferred stock (as converted to common stock)	—	13,001,114	—	13,001,114
Senior Secured Notes, including accrued interest	253,956	—	253,956	—
Public Warrants	11,499,982	—	11,499,982	—
Private Placement Warrants	13,550,000	—	13,550,000	—
Unvested Shares	1,129,630	—	1,129,630	—
Stock options to purchase common stock	3,527,334	3,186,750	3,606,584	3,186,750
Restricted stock units	—	—	450,000	—
	29,960,902	16,187,864	30,490,152	16,187,864

18. Related Party Transactions

Legacy Zapata’s Chief Executive Officer and member of the its Board of Directors, as well as the Legacy Zapata’s Chief Technology Officer, entered into a Second Amended and Restated Right of First Refusal and Co-Sale Agreement on August 31, 2020. This agreement provides for customary rights of first refusal and co-sale related to certain sales of Zapata capital stock. This agreement terminated upon the Closing of the Merger.

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to the Company. For each of the nine months ended September 30, 2024 and 2023, the Company remitted fees of $46 and $46 to the member of its Board of Directors for these services. Additionally, a former member of Legacy Zapata’s Board of Directors that left the Board of Directors in January 2023 also provided consulting services to Legacy Zapata. The amount of fees that Legacy Zapatata remitted to the former member of its Board of Directors for the services rendered during the nine months ended September 30, 2023 was immaterial.

On June 13, 2023, Legacy Zapata issued two Senior Notes with respective principal amounts of $500 to each of two greater than 5% stockholders of Legacy Zapata. On June 28, 2023, Legacy Zapata approved the appointment of a new member of its Board of Directors. Legacy Zapata issued a Senior Note with a principal amount of $500 to this member on July 2, 2023. In December 2023, all outstanding Senior Notes were canceled and reissued as Senior Secured Notes (Note 8). On March 28, 2024, each of the two notes issued on June 13, 2023 was converted in full into 127,554 shares of common stock, and the note issued on July 2, 2023 was converted into 126,348 shares of common stock.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with Legacy Zapata. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Legacy Zapata (Note 16), both of which expire on December 31, 2024. During the three and nine months ended September 30, 2024 and 2023, the Company recorded ($302), $433, $1,300 and $1,300 in revenue related to the enterprise solution subscription agreement. Andretti Global also entered into a managed service agreement with Legacy Zapata in October 2022. For the three and nine months ended September 30, 2024 and 2023, the Company recorded $0, $61, $0 and $184, respectively, in revenue related to the enterprise managed service agreement.

For the three and nine months ended September 30, 2024 and 2023, the Company recorded $696, $696, $2,087 and $2,087 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service and will recognize $696 for the remaining nine months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at September 30, 2024 include $3,804 in accounts payable at September 30, 2024. There was $1,567 and $829 due from related parties as of September 30, 2024 and December 31, 2023 and $5,170 and $1,500 of payables due to related parties in connection with these agreements as of September 30, 2024 and December 31, 2023, respectively.

On March 28, 2024, Legacy Zapata entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global, which expires on December 31, 2024. Legacy Zapata is responsible for payments under the sponsorship agreement total $1,000.

On March 28, 2024, Legacy Zapata entered into an Order Form under the February 2022 enterprise solution subscription agreement with Andretti Global. Pursuant to the agreement, Andretti Global agreed to pay Legacy Zapata a total of $1,000, subject to Legacy Zapata’s payment of the sponsorship fee to Andretti Autosport 1, LLC.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

19. Subsequent Events

The Company has evaluated all events subsequent to September 30, 2024 and through December 9, 2025, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

Forward Purchase Agreement

The Forward Purchase Agreement provided that the settlement with respect to the shares held by Sandia will be determined as of the “Valuation Date,” defined as the earliest to occur of March 28, 2026, or certain other events that may, at the discretion of Sandia or the Company, accelerate the Valuation Date. Such events included a written notice from Sandia following a period in which the Company’s common stock has a volume-weighted average price (“VWAP”) below $1.00 per share for 20 trading days within any 30 consecutive trading-day period. As a result of the VWAP Trigger Event, Sandia obtained the right, but not the obligation, to accelerate the Valuation Date and thereby settle the Forward Purchase Agreement prior to March 28, 2026.

On October 8, 2024, the Company received notice from Sandia accelerating the Valuation Date to October 8, 2024. Upon acceleration, the Company became obligated to pay to Sandia an amount in cash equal to the Settlement Amount Adjustment, less any Settlement Amount owed to the Company by Sandia. The Settlement Amount Adjustment was calculated as 1,250,000 shares multiplied by $2.00, or $2,500, and the Settlement Amount was calculated as 1,250,000 shares less 500,000 Unregistered Shares multiplied by the volume weighted daily VWAP Price of $0.0085 per share, or $64. Accordingly, the Company became obligated to pay Sandia an amount in cash or shares equal to $2,436.

In June 2025, the Company satisfied its obligations under the Forward Purchase Agreement through the issuance of 6,591,000 shares of the Company’s common stock to Sandia.

Departure of Directors or Certain Officers, Appointment of Certain Officers

On October 7, 2024, Christopher Savoie resigned as President and Chief Executive Officer of the Company, as well as a member of the board of directors of the Company with immediate effect.

On October 7, 2024, the board of directors of the Company appointed Sumit Kapur as the Chief Executive Officer and principal executive officer with immediate effect.

Cessation of Company’s Operations

On October 7, 2024, the board of directors of the Company approved cessation of the Company’s operations due to insufficient financial resources to fund its operations or pay certain existing obligations.

On October 7, 2024, in connection with the cessation of the Company’s operations the board of directors of the Company approved the termination of all of the Company’s employees, except for a small number of employees retained to administer termination of business activities, including Sumit Kapur, the Company’s Chief Financial Officer. All such employees were terminated effective October 9, 2024.

Departure of Directors or Certain Officers

Effective October 9, 2024, the Company determined that Yudong Cao, the Company’s Chief Technology Officer, would continue to serve in that role through October 16, 2024, following which he continued to assist the Company on a part-time basis, as needed.

Effective October 15, 2024, William M. Brown, Dana Jones, Jeffrey Huber, William Klitgaard and Raj Ratnakar resigned from their position as a member of the board of directors of the Company and all committees.

Convertible Promissory Notes and Warrants

In June 2025 the Company entered into a securities purchase agreements (the “Purchase Agreements”) with accredited investors pursuant to which the Company sold and issued secured convertible promissory notes (“Convertible Promissory Notes”) and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3,000.

The Convertible Promissory Notes have a principal amount equal to the loan amount, mature on the one-year anniversary of the issuance date (subject to acceleration upon the occurrence of certain customary events of default or a change of control), and bear 10% per annum interest. The Convertible Promissory Notes are convertible into 75,000,000 shares of the Company’s common stock at the option of the holder based on a conversion price of $0.04 per share, subject to certain adjustments. The Convertible Promissory Notes convert automatically upon the Company’s completion of a securities offering resulting in gross proceeds of at least $5,000.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The Warrants have a term of five years. The Warrants have an exercise price of $0.04 per share, subject to certain adjustments. At any time when a registration statement registering the resale of shares issuable upon exercise of the Warrants is not effective, the Warrants can be exercised on a cashless basis by the holders.

Senior Secured Note Transfer

In January 2025, the senior secured note and related accrued and unpaid interest was assigned from its original note holder to a third-party. The transfer did not modify the terms of the note or its accounting treatment.

Consent and Security Agreement and Intercreditor Agreement

On June 12, 2025, the Company entered into a consent agreement (the “Consent”) with one of its two Secured Senior Notes lenders (the “Existing Lender”). Under the Consent, the Existing Lender agreed to waive certain rights under its outstanding Senior Secured Note Agreement. The waiver covered any default or event of default under the Senior Secured Note Agreement arising from, or in connection with, the transactions contemplated by the Purchase Agreement described above, as well as any defaults existing as of the date of the Consent. In consideration for the waiver, the Company issued 34,000,000 shares of common stock to the Existing Lender.

In addition, the Company entered into an Intercreditor Agreement with the collateral agent and the Existing Lender providing for the relative rights with respect to the secured obligations of the Company.

Conversion Agreements and Universal Resale and Registration Provisions

In 2025, the Company entered into a series of conversion agreements (the “Conversion Agreements”) with certain of its creditors. Pursuant to the Conversion Agreements: (i) certain creditors agreed to exchange an aggregate of approximately $5,380 of accounts payable and accrued expenses, including the settlement obligation under the Forward Purchase Agreement, for the issuance of 14,559,000 shares of the Company’s common stock; (ii) Notes Payable – Related Parties with an aggregate principal amount of $1,998 were converted into 5,407,000 shares of the Company’s common stock; and (iii) the Company issued 11,983 shares of its Series C Convertible Preferred Stock (convertible into up to 11,983,000 shares of common stock) to two creditors in settlement of an aggregate of $4,429 of accounts payable and accrued expenses.

Universal Resale and Registration Provisions

In connection with each of the transactions described above, the Company and counterparties who received common stock or preferred stock entered into certain Universal Resale and Registration Provisions pursuant to which such recipients agreed to certain lock-up provisions restricting and limiting their sale, transfer, pledge, or disposal of any shares of common stock held by or issuable to such recipients.

Termination of a Material Definitive Agreement

In June 2025 the Company used approximately $1,343 of the proceeds from the Convertible Promissory Note described above to repay one of the Senior Secured Notes in the original principal amount of $1,000 and accrued interest of $343 issued to the Company on February 8, 2024. The Senior Secured Note is no longer outstanding.

Compensatory Arrangements of Certain Officers

On June 13, 2025, the Board of Directors approved and the Company granted to each of Sumit Kapur, the Company’s Chief Executive Officer and Clark Golestani, the Company’s sole director, a grant of 32,500,000 shares of restricted common stock. The restricted common stock vest in equal monthly installments for a two-year period beginning on the grant date, provided that if the Mr. Kapur is terminated by the Company other than for cause or Mr. Golestani is not re-elected by the shareholders, such vesting will accelerate and all unvested restricted common stock shall become fully vested.

Change in Company’s Certifying Accountant

On July 17, 2025 the Board of Directors appointed Weinberg & Company, P.A. as its independent registered public accounting firm.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Series C Convertible Preferred Stock

On July 18, 2025, the Company filed the Certificate of Designations of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of the Company with the Delaware Secretary of State designating and authorizing the issuance of up to 13,000 shares of Series C Convertible Preferred Stock. Subsequently, on November 4, 2025, the Company filed a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) to increase the number of authorized and designated shares of Series C Convertible Preferred Stock to 23,000 shares.

Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of common stock of the Company at the election of the holder, subject to certain adjustments and to beneficial ownership limitations. Each share of Series C Convertible Preferred Stock shall be entitled to vote with the Company’s common stock on an as-converted basis, subject to beneficial ownership limitations. The holders of Series C Convertible Preferred Stock shall rank pari passu with the holders of common stock with respect to any liquidation, dissolution or winding up of the Company.

Stock Options Issued to Certain Advisors

On August 18, 2025, the Company granted 8,000,000 options each to two advisors with an exercise price of $0.002 per share. On August 27 and August 30, 2025, the Company granted an additional 8,500,000 options to two other advisors with an exercise price of $0.01 per share. The options vest as follows: (i) one-fourth of the options shall vest on the one-year anniversary of the grant date, and (ii) the remaining options shall vest monthly in equal monthly increments over the three-year period following the one-year anniversary of the grant date, provided that each vesting shall be subject to the recipient continuing to provide services to the Company as of the applicable vesting date. The options are also subject to accelerated vesting upon the occurrence of certain change of control events.

Change of the Company’s Name

On August 21, 2025, the Company changed its name to “Zapata Quantum, Inc.”.

August 2025 Warrants

In August 2025 the Company entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with accredited investor pursuant to which the Company sold and issued the warrants to purchase up to 1,200,000 shares of Common Stock (“August 2025 Warrants”). The August 2025 Warrants vests in equal monthly installments of 50,000 shares over a 24-month period beginning on the Commencement Date and subject to continued service to the Company on each vesting date. The August 2025 Warrants have an exercise price of $0.04 per share, subject to certain adjustments. The August 2025 Warrants cannot be settled in cash. The August 2025 Warrants may not be exercised to the extent that such exercise would cause the holder or its affiliates to beneficially own more than 4.99% of the Company’s outstanding common stock immediately following the exercise.

Appointment of Certain Officers and Compensatory Agreements of Certain Officers

On October 8, 2025, the Company appointed Mr. William Klitgaard to the Board of Directors and named him as the sole member of the Audit Committee. In connection with his appointment, the Company granted Mr. Klitgaard the following compensation: (i) a grant of 1,000,000 five-year stock options, vesting in equal monthly increments over a two-year period, subject to continued services to the Company as of each applicable vesting date, with an exercise price of $0.08, (ii) cash compensation of $100 per year for services as director, and (iii) additional cash compensation of $25 per year for services as a chair of the Audit Committee of the Company, with both cash grants subject to Mr. Klitgaard’s continued service to the Company as of each applicable payment date.

On October 9, 2025, the Company appointed Mr. Clark Golestani, a director, to serve as Chairman of the Board of Directors. In connection with his appointment, the Company granted Mr. Golestani 1,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly increments over a two-year period, subject to Mr. Golestani’s continued service to the Company as of each applicable vesting date.

On October 9, 2025, the Company appointed Mr. Sumit Kapur, Chief Executive Officer of the Company, to the Board of Directors. In connection with his appointment, the Company granted Mr. Kapur 1,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly increments over a two-year period, subject to Mr. Kapur’s continued service to the Company as of each applicable vesting date. On October 9, 2025, in connection with Mr. Kapur’s services as Chief Executive Officer, the Company also granted Mr. Kapur 5,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly installments over four years, subject to his continued services to the Company as of each applicable vesting date.

ZAPATA COMPUTING HOLDINGS INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Series A Convertible Preferred Stock

In October and November 2025 the Company entered into securities purchase Agreements with accredited investors, pursuant to which the Company offered and sold 15,000 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $100 per share for total gross proceeds of $1,500.

On October 23, 2025, the Company filed the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) of the Series A with the Delaware Secretary of State designating and authorizing the issuance of up to 15,000 shares of Series A Convertible Preferred Stock.

Each share of Series A is convertible into 1,000 shares of common stock of the Company at the election of the holder, subject to certain adjustments and to beneficial ownership limitations. Each share of Series A shall be entitled to vote with the Company’s common stock on an as-converted basis, subject to beneficial ownership limitations. All shares of capital stock of the Company, both common stock and any other series of preferred stock, shall be junior in rank to all shares of Series A with respect to payments upon the liquidation, dissolution, and winding up of the Company.

Forbearance Agreement

On October 22, 2025, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with a third-party creditor related to outstanding invoices totaling approximately $3,168 (the “Overdue Amount”). Pursuant to the Forbearance Agreement, 50% of the Overdue Amount (approximately $1,584) was extinguished and replaced with contingent obligations (the “Contingent Obligations”). The Company agreed to pay up to two contingent payments, each equal to 25% of the Overdue Amount (approximately $792), upon the completion of capital-raising transactions generating at least $45 million and $55 million, respectively, in aggregate proceeds. If the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished.

The remaining 50% of the Overdue Amount (approximately $1,584) (the “Remaining Overdue Amount,” and together with the Contingent Obligations, the “Obligations”) will continue to be owed, and the creditor has agreed to temporarily forbear from enforcing collection during the forbearance period.

Beginning May 1, 2025, any unpaid portion of the Obligations will accrue a late charge at a rate equal to the lesser of 0.8% per month or the maximum rate permitted by law. The forbearance period will terminate—and the Remaining Overdue Amount, together with any accrued late charges, will become immediately due and payable—upon the occurrence of certain “Forbearance Termination Events,” including specified capital-raising or asset-sale transactions, defaults, or insolvency events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, which describe factors or events that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Merger (as defined below), the use of “our,” “we”, the “Company” and words of similar import in this Item 2 refer to Zapata Quantum, Inc. (“Zapata”, or “Legacy Zapata”) or Andretti Acquisition Corp. (“AAC”), as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements, including statements regarding our expectations for prospective future growth, operating results and financial condition, potential future trends and developments within our industry and the U.S. and global economies generally, plans and expectations for our future business plan and capital raising efforts, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, and liquidity and sources of capital. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” and similar words. We have based these forward-looking statements largely on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, our ability to raise the necessary capital to re-establish material operations and generate revenue and the terms and timing of any related transactions, central bank interest rates and future interest rate changes, the risks arising from the impact of inflation, tariffs, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our ability to attract homeowners to our products and services, the potential for regulatory changes impacting quantum computing, artificial intelligence, data privacy and other areas that impact the Company’s business, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the risks and uncertainties disclosed in our other reports and documents filed with the SEC. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

Zapata Quantum, Inc., formerly known as Zapata Computing Holdings Inc., is a leading pure-play hardware-agnostic quantum software company. Following a strategic realignment in 2025, the Company will deliver subscription-based solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. Founded in 2017 by researchers from a Harvard University Quantum Computing Lab, Zapata has built one of the industry’s most robust intellectual property portfolios in quantum and hybrid quantum-classical computing and algorithmic methods, with over 60 patents, granted and pending, developed over eight years.

Zapata’s software platform for quantum computing applications is based on our patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. The Company is the only organization to have participated across all technical areas of the Defense Advanced Research Projects Agency’s (“DARPA”)’s Quantum Benchmarking program and has worked with Fortune 500 enterprises and government agencies to unlock the potential of quantum computing.

Following a period of broader AI exploration, the Company undertook, in 2024 and 2025, a strategic realignment to refocus on its core quantum mission: developing the software and tooling layer that enables enterprises, governments, and researchers to harness quantum computing for economically meaningful outcomes.

In late 2024 the Company voluntarily elected to temporarily suspend its operations due to its limited capital resources and inability to access adequate liquidity to continue to fund its operations and meet its outstanding debt obligations. In June 2025, the Company commenced debt restructuring and capital raising transactions and the reinstatement of operations by (1) entering into exchange agreements with unsecured creditors pursuant to which such creditors agreed to exchange outstanding obligations payable to them for common stock and certain rights related thereto, and (2) the Company sold convertible notes and warrants for gross proceeds of $3 million. The Company has since been continuing efforts to negotiate and restructure outstanding obligations and raise capital. In the furtherance of recommencing operations, the Company has also entered into advisory agreements with third parties and agreed to compensate such parties in the form of equity and/or cash compensation. See Note 19, Subsequent Events in the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report.

Zapata’s hardware-agnostic approach and proprietary technology address the “software bottleneck” that limits quantum adoption. The Company’s products - Orquestra, Bench-Q, Quantum Graph, and Quantum Pilot - provide the infrastructure and workflow tools that connect problem discovery, algorithm design, and hardware execution. These tools are supported by professional services, partnerships, and licensing programs that collectively form the Company’s business model.

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

For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and AAC was treated as the acquired company. On April 1, 2024, in connection with the consummation of the Merger, our common stock was listed on the Nasdaq Global Market and our warrants (the “Warrants”) were listed on the Nasdaq Capital Market under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by us that were directly attributable to the Merger were $7.1 million and were treated as issuance costs and netted against additional paid-in-capital in our condensed consolidated balance sheets. Additionally, upon the consummation of the Merger, the holders of certain outstanding senior secured promissory notes issued by Legacy Zapata pursuant to a Senior Secured Note Purchase Agreement (the “Senior Secured Notes”) elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of our common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $2.2 million on the Senior Secured Notes remains outstanding as of September 30, 2024.

In connection with the closing of the Merger, the following events occurred as discussed in more detail below:

Unvested Shares

Concurrently with the execution of the Business Combination Agreement, AAC, Legacy Zapata, the Andretti Sponsor LLC (the “Sponsor”), Sol Verano Blocker 1 LLC (the “Sponsor Co-Investor”) and certain key stockholders of the Sponsor entered into a sponsor support agreement. The Sponsor, the Sponsor Co-Investor, key stockholders of the Sponsors and directors owned an aggregate of 5,750,000 Class B ordinary shares of AAC (the “Sponsor Shares”), of which up to 1,423,500 Sponsor Shares were subject to certain vesting and forfeiture provisions as described in the sponsor support agreement. At the closing of the Merger, 1,129,630 Sponsor Shares were determined to be unvested and are subject to forfeiture (the “Unvested Shares”) (see Note 10 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report).

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

In April 2024, Sandia exercised their optional early termination rights under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated and we received payments totaling $2.5 million under the early termination obligation prescribed in the Forward Purchase Agreement.

On October 8, 2024, we received notice from Sandia accelerating the Valuation Date to October 8, 2024. As a result, we became obligated to pay Sandia $2.4 million in cash or shares. In June 2025, we satisfied our obligations under the Forward Purchase Agreement through the issuance of 6,591,000 shares of common stock to Sandia. For additional information, refer to Note 19 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of September 30, 2024, the fair value of our obligation related to the Forward Purchase Agreement was $1.8 million, which was determined by multiplying the number of shares issued to Sandia by the stock price of $0.2711 as of September 30, 2024.

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

On September 13, 2023, we entered into an agreement with an additional third party for advisory services to be provided in connection with the Merger. In March 2024, the payment terms of the agreement were amended to provide for a fee of $1.3 million to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. During the nine months ended September 30, 2024, we paid $0.1 million to the third party.

The Senior Secured Note issued to this third party was a modified award issued subsequent to the initial date of grant. The incremental fair value of the Senior Secured Note immediately preceding the award modification was recorded as a loss on issuance of senior secured notes within total other expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The Senior Secured Note issued to the third party has the same terms as the Senior Secured Notes issued to other noteholders. The third party did not convert the Senior Secured Note into shares of our common stock upon the Closing of the Merger, and the Senior Secured Note remained outstanding at September 30, 2024.

On February 9, 2024, we entered into a capital markets advisory agreement with a third party pursuant to which we agreed to pay the third party i) $0.3 million for capital markets advisory services provided related to the Merger, and ii) $0.2 million for services provided related to the benefit of the holders of AAC and Legacy Zapata securities. On March 27, 2024, we agreed to issue to the third party a Senior Secured Note in the principal aggregate amount of $0.2 million immediately prior to the closing of the Merger in exchange for additional capital markets advisory services provided in connection with the Merger. This Senior Secured Note was then converted into 33,333 shares of our common stock at the closing of the Merger. We recorded a reduction of $0.5 million in additional paid-in capital on the condensed consolidated balance sheet as a transaction cost in connection with the capital markets advisory services provided. During the nine months ended September 30, 2024, in connection with the 33,333 shares issued for the additional services, we recognized $0.2 million in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024, pursuant to which the third party acted as a capital markets advisor to us in connection with the Merger. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable by us in monthly payments of $0.1 million commencing on the earlier of May 31, 2024 or the effectiveness of the Lincoln Park Registration Statement, until the full advisory fee of $1.8 million has been paid (the “Term”), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Notwithstanding the foregoing, we will pay the full $1.8 million upon consummation of a financing transaction with proceeds of $15.0 million or more (not including sales under the Purchase Agreement or similar financing) during the Term. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which we recorded as a reduction in additional paid-in capital. We also recorded an obligation of $1.2 million to the third party in accrued expenses and other current liabilities within the condensed consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, we paid $0.3 million to the third party.

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

Enterprise Solution and Sponsorship Agreements with Andretti Global

One of AAC’s affiliates, Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc.) (“Andretti Global”) has preexisting contractual relationships with the Company. In February 2022, we entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Andretti Global, both of which expire on December 31, 2024. During the three and nine months ended September 30, 2024 and 2023, we recorded $0.4 million, $0.4 million, $1.3 million and $1.3 million in revenue, respectively, related to the enterprise solution subscription agreement. We also entered into a managed service agreement with Andretti Global in October 2022, which expired on January 3, 2024. For the three and nine months ended September 30, 2024 and 2023, we recorded $0, $0.1 million, $0 and $0.2 million, respectively, in revenue related to the managed service agreement. For the three and nine months ended September 30, 2024 and 2023, we recorded $0.7 million, $0.7 million, $2.1 million and $2.1 million in sales and marketing expense related to the sponsorship agreement. We recognize expense for the agreement over the period of service and will recognize $0.7 million in the remaining three months during the year ending December 31, 2024. The remaining committed future payments under the sponsorship agreement at September 30, 2024 include $3.8 million in accounts payable at September 30, 2024. We considered that these agreements were executed prior to the Business Combination Agreement and were not executed in contemplation of the business combination. Accordingly, Andretti Global was not considered a related party prior to the consummation of the Merger with AAC.

On March 28, 2024, we entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Our committed future payments under the sponsorship agreement total $1.0 million.

On March 28, 2024, we entered into an Order Form under the February 2022 enterprise solution subscription agreement with Andretti Global. Pursuant to the agreement, Andretti Global agreed to pay us a total of $1.0 million, subject to our payment of the sponsorship fee to Andretti Autosport 1, LLC.

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

On April 12, 2024, we filed the Lincoln Park Registration Statement, which covers the shares of our common stock that are issuable to Lincoln Park under the Purchase Agreement (including the Commitment Shares). The Lincoln Park Registration Statement registered for resale up to 13,000,000 shares of common stock (inclusive of the Commitment Shares) that have been or may be issued to Lincoln Park pursuant to the Purchase Agreement. On April 11, 2024, we issued 712,025 shares of common stock to Lincoln Park as Commitment Shares at a price of $2.37 per share. As of September 30, 2024, we issued 10,378,780 shares of common stock to Lincoln Park for aggregate proceeds of $7.7 million (excluding the Commitment Fee shares).

On August 13, 2024, we entered into a purchase agreement (the “2024 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us, at our option, an aggregate of up to $10.0 million of shares of our common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, we issued 500,000 shares of common stock to Lincoln Park as a Commitment Fee. In connection with the 2024 Purchase Agreement, we also entered into a Registration Rights Agreement (the “2024 Registration Rights Agreement”) with Lincoln Park, pursuant to which we will file a registration statement covering the shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement with the SEC within 15 business days following the date that the 2024 Registration Rights Agreement was executed. We filed the Lincoln Park Registration Statement on September 3, 2024, which was declared effective on September 9, 2024. As of September 30, 2024, the we issued 2,100,000 shares of common stock to Lincoln Park under 2024 Purchase Agreement for aggregate proceeds of $0.7 million (excluding the Commitment Fee shares).

In connection with the Operational Cessation described below, the registration statement in connection with the Purchase Agreement is no longer effective (which is a condition to transactions under the Purchase Agreement).

Operational Cessation

On October 7, 2024, our board of directors approved the cessation of our operations (the “Operational Cessation”) due to insufficient financial resources to continue funding ongoing operations and meet existing obligations. In connection with the Operational Cessation, our board of directors approved the termination of all our employees, except for a small number of employees retained to administer termination business activities, including Sumit Kapur, our Chief Financial Officer. All such employees were terminated effective October 9, 2024. Following the Operational Cessation, we maintained minimal day-to-day operations.

On October 25, 2024, trading of our common stock and warrants was suspended and removed from the listing and registration on Nasdaq.

Operations Prior to Operational Cessation

Prior to the Operational Cessation, we offered specialized generative AI solutions which used techniques inspired by quantum physics and were tailored to solving complex industrial problems. These solutions combined software and related services and were subscription based. Our approach utilized mathematical techniques from the quantum physics community to make computation more efficient and to create models that have other advantages over conventional methods. Our primary target customers were enterprise organizations, which generally consist of large businesses that have high revenue, the size and resources to dominate a specific market and a significant number of employees.

We had a suite of three subscription-based specialized generative AI offerings that included software and software tools supported by services. These offerings consist of:

• Zapata AI Sense (“Sense”): A suite of algorithms and complex mathematical models to enhance analytics and other data-driven applications.

• Zapata AI Prose (“Prose”): Our set of generative AI solutions based on large language models (“LLMs”), similar to widely used generic chatbot applications but customized to an enterprise’s industry and its unique problems.

• Orquestra: The Company’s specialized generative AI application development platform on which it provides Sense and Prose to customers.

Restructuring Efforts

As noted above, since the Operational Cessation, we have had minimal day-to-day operations. Management has since concentrated its efforts on restructuring activities aimed at restarting certain aspects of its core business, including capital-raising activities to improve our capital structure and to support the anticipated recommencement of business operations. For additional information regarding these restructuring activities, refer to Note 19 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Since our inception through September 30, 2024, we have financed our operations primarily through sales of our convertible preferred stock, par value $0.0001 per share (the “Convertible Preferred Stock”) and common stock and with issuances of Senior Notes and Senior Secured Notes (each as defined below and, collectively, the “Convertible Notes”). For the three and nine months ended September 30, 2024 we have generated net income of $3.5 million and incurred net losses of $34.4 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $123.9 million and $89.5 million, respectively.

Our ability to continue as a going concern is dependent upon our ability to raise capital through future equity or debt financing and generate profits from our operations. We are pursuing all available options for funding, which include seeking public or private investments and funding through and funding through the sale of equity or debt securities.

In 2025, we raised an aggregate of $3.0 million through the issuance of Convertible Notes and $1.5 million through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of our outstanding Senior Secured Notes. In addition, in 2025, we entered into conversion agreements with certain creditors to settle approximately $11.8 million of liabilities through the issuance of shares of our common stock. These activities were undertaken as part of our ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of our core business.

Although we believe that we will be able to continue to raise funds through the sale of our securities to provide the additional funding needed to meet our obligations, the restructuring activities aimed at restarting certain aspects of our core business will require substantial additional funding and there is no assurance that we will be able to continue raising the additional capital necessary to continue operations and execute on our business plan.

These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as we expand our penetration of the quantum computing application development solutions market.

See “Liquidity and Capital Resources” below for additional information.

Components of Our Results of Operations

Revenue

Our revenue is generated primarily from sales of subscriptions to our software platform and related services. Subscriptions to our software platform are offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations.

Under our consulting contracts, our deliverables may include integrated quantum, classical or hybrid quantum-classical computing solutions to our customers or to provide research and development services regarding the potential benefits of these solutions to use cases specified by our customer. Our subscription-based solutions consist of our commitment to provide access to our hosted software platform throughout the contract term along with stand-ready scientific and software engineering services.

Revenue from subscriptions to our software platform to date have only been sold as access to the platform in our hosted environment and are therefore recognized over the contract term on a ratable basis, as the commitment represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over the contract term as performance is completed on the performance obligations identified. Revenue from stand-ready scientific and engineering services are recognized over the contract term on a ratable basis, as the obligation represents a stand-ready obligation.

From time to time, we may enter into arrangements to build license applications that can be used in conjunction with our software platform. To date, the license application built has been delivered as a perpetual license with associated post-contract support. We recognize the license at the time of deployment, and the related post-contract support over the contracted service period on a ratable basis, as it is provided as a stand-ready service.

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

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three and nine months ended September 30, 2024 and 2023 were $1.0 million, $0.7 million, $2.8 million and $2.1 million, respectively.

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

Income Taxes

For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $7 and $20, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $2 and $29, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of September 30, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Revenue (($302) and $494 from related parties, respectively)	$657	$1,410	$(753)	-53%
Cost of revenue	913	1,222	(309)	(25)
Gross profit	(256)	188	(444)	(236)
Operating expenses:
Sales and marketing ($696 and $696 from related parties, respectively)	2,069	1,315	754	57
Research and development	1,371	1,495	(124)	(8)
General and administrative	3,926	2,229	1,697	76
Total operating expenses	7,366	5,039	2,327	46
Loss from operations	(7,622)	(4,851)	(2,771)	57
Other income (expense):
Interest expense	(55)	—	(55)	—
Change in fair value of forward purchase agreement derivative liability	11,376	—	11,376	—
Other expense, net	(210)	(502)	292	(58)
Total other income (expense), net	11,111	(502)	11,613	NM**
Net income (loss) before income taxes	3,489	(5,353)	8,842	(165)
Provision for income taxes	(7)	(2)	(5)	250
Net loss	$3,482	$(5,355)	$8,837	-165%

** Not meaningful

Revenue

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Revenue (($302) and $494 from related parties, respectively)	$657	$1,410	$(753)	-53%

Revenue was at $0.7 million for the three months ended September 30, 2024, as compared to $1.4 million for the three months ended September 30, 2023. The decrease of $0.7 million was primarily attributable to the reversal of related-party revenue and reductions associated with the completion of legacy contracts, partially offset by revenue from newly initiated projects during 2024. The related-party revenue reversal pertains to the enterprise solution subscription agreement with Andretti Global, which was initially recognized as revenue in the second quarter of 2024 and subsequently determined to be uncollectible.

Cost of Revenue

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Cost of revenue	$913	$1,222	$(309)	(25)%

Cost of revenue was $0.9 million for the three months ended September 30, 2024, as compared to $1.2 million for the three months ended September 30, 2023. The decrease of $0.3 million was primarily driven by ordinary business fluctuations, including costs incurred to fulfill revenue contracts.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Sales and marketing ($696 and $696 from related parties, respectively)	$2,069	$1,315	$754	57%

Sales and marketing expense was $2.1 million for the three months ended September 30, 2024, as compared to $1.3 million for the three months ended September 30, 2023. The increase of $0.8 million was primarily driven by a $0.3 million rise in costs related to a sponsorship agreement with Andretti Autosport 1, LLC, a $0.3 million increase attributable to expanded sales staffing and a $0.2 million increase in outbound marketing during the three months ended September 30, 2024.

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Research and development	$1,371	$1,495	$(124)	(8)%

Research and development expense was $1.4 million for the three months ended September 30, 2024, as compared to $1.5 million for the three months ended September 30, 2023. The decrease of $0.1 million was primarily driven by lower personnel-related costs resulting from reduced staffing levels, partially offset by higher hosting charges incurred as a result of a collaborative research agreement initiated during 2024.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
General and administrative	$3,926	$2,229	$1,697	76%

General and administrative expenses were $3.9 million for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023. The increase of $1.7 million was primarily attributable to costs associated with the Company’s transition from a private to a public entity. This includes a $0.6 million increase in professional services costs, a $0.4 million increase in compensation to our board of directors, a $0.2 million increase in directors and officers insurance, costs incurred related to the search and replacement of key officers of 0.2 million and increases in office-related and other expenses.

Other Expense, Net

	Three Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Total other income (expense), net	$11,111	$(502)	$11,613	NM**

** Not meaningful

We recorded other income, net of $11.1 million for the three months ended September 30, 2024, compared to $0.5 million of other expense for the three months ended September 30, 2023. The change of $11.6 million resulted primarily from a gain resulting from the change in the fair value of the forward purchase agreement derivative liability.

Provision for income taxes

The provision for income taxes was not material in either of the three months ended September 30, 2024 and 2023 and was related to our foreign operations.

Comparison of the Nine months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,300 and $1,483 from related parties, respectively)	$3,876	$4,354	$(478)	-11%
Cost of revenue	3,241	3,678	(437)	(12)
Gross profit	635	676	(41)	(6)
Operating expenses:
Sales and marketing ($2,087 and $2,087 from related parties, respectively)	5,910	4,664	1,246	27
Research and development	4,378	5,094	(716)	(14)
General and administrative	10,415	4,997	5,418	108
Total operating expenses	20,703	14,755	5,948	40
Loss from operations	(20,068)	(14,079)	(5,989)	43
Other income (expense):
Interest expense	(917)	—	(917)	—
Loss on issuance of forward purchase agreement derivative liability	(4,935)	—	(4,935)	—
Change in fair value of forward purchase agreement derivative liability	3,148	—	3,148	—
Loss on issuance of senior secured notes	(9,776)	—	(9,776)	—
Other expense, net	(1,846)	(1,031)	(815)	79
Total other expense, net	(14,326)	(1,031)	(13,295)	NM**
Net loss before income taxes	(34,394)	(15,110)	(19,284)	128
Provision for income taxes	(20)	(29)	9	(31)
Net loss	$(34,414)	$(15,139)	$(19,275)	127%

** Not meaningful

Revenue

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Revenue ($1,300 and $1,483 from related parties, respectively)	$3,876	$4,354	$(478)	(11)%

Revenue was $3.9 million for the nine months ended September 30, 2024, as compared to $4.4 million for the nine months ended September 30, 2023. The decrease of $0.5 million was primarily driven by declines associated with the completion of legacy contracts, partially offset by increases in revenue from newly initiated projects during 2024.

Cost of Revenue

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Cost of revenue	$3,241	$3,678	$(437)	(12)%

Cost of revenue was $3.2 million for the nine months ended September 30, 2024, as compared to $3.7 million for the nine months ended September 30, 2023. The decrease of $0.5 million was primarily driven by ordinary business fluctuations including the cost of fulfilling revenue contracts.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Sales and marketing ($2,087 and $2,087 from related parties, respectively)	$5,910	$4,664	$1,246	27%

Sales and marketing expense was $5.9 million for the nine months ended September 30, 2024, as compared to $4.7 million for the nine months ended September 30, 2023. The increase of $1.2 million was primarily driven by a $0.7 million rise in costs related to a sponsorship agreement with Andretti Autosport 1, LLC, a $0.4 million increase attributable to expanded sales staffing and a $0.2 million increase in outbound marketing during the nine months ended September 30, 2024.

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Research and development	$4,378	$5,094	$(716)	(14)%

Research and development expense was $4.3 million for the nine months ended September 30, 2024, as compared to $5.1 million for the nine months ended September 30, 2023. The decrease of $0.8 million was primarily driven by a decrease of $1.1 million in personnel costs related to research and development headcount reductions, partially offset by a $0.4 million increase in hosting charges incurred as a result of a collaborative research agreement initiated during 2024.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
General and administrative	$10,415	$4,997	$5,418	108%

General and administrative expenses were $10.4 million for the nine months ended September 30, 2024, compared to $5.0 million for the nine months ended September 30, 2023. The increase of $5.4 million was primarily attributable to costs associated with our transition from a private to a public entity. This includes a $3.3 million increase in professional services, a $0.4 million increase in compensation to our board of directors, a $0.5 million increase in directors and officers insurance premiums, a $0.9 million of costs incurred related to the search and replacement of our general counsel and Chief Financial Officer, and the hiring of our Chief Product Officer, a $0.2 million increase due to stock-based compensation and a $0.1 million increase related to additional office-related expenses.

Other Expense, Net

	Nine Months Ended September 30,
	2024	2023	Change	%
	(in thousands)
Total other expense, net	$(14,326)	$(1,031)	$(13,295)	NM**

** Not meaningful

We recorded other expense, net of $14.3 million for the nine months ended September 30, 2024, compared to $1.0 million for the nine months ended September 30, 2023. The increase in other expense, net of $13.3 million resulted primarily from the loss on issuance of Senior Secured Notes of $9.8 million, the loss on the Forward Purchase Agreement of $4.9 million, an increase of $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement, and increase in interest expense of $0.9 million in connection with our Senior Secured Notes. These increases were partially offset from the conversion of Senior Notes to Senior Secured Notes on December 22, 2023, which resulted in no income or loss related to the remeasurement of the notes to fair value during the nine months ended September 30, 2024 compared to a $1.1 million loss on remeasurement of the notes to fair value during the nine months ended September 30, 2023, and a $3.1 million decrease from the change in fair value of the forward purchase agreement derivative liability.

Provision for income taxes

The provision for income taxes was not material during the nine months ended September 30, 2024 and 2023 and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock and the issuance of Convertible Notes. As of September 30, 2024, we had cash and cash equivalents of $3.1 million, excluding our restricted cash. Since our inception through September 30, 2024, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million, received $14.5 million from the issuance of Senior Notes and Senior Secured Notes and $8.4 million in proceeds under an equity line of credit. Our principal use of cash is to fund our operations and platform development to support our growth.

As of November 30, 2025, we had approximately $2.1 million in cash. We do not have sufficient capital to meet our working capital needs for the 12 months following the date we file this Report.

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

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our common stock and Senior Secured Notes with aggregate principal and accrued interest of $2.2 million remain outstanding as of September 30, 2024. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

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

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2.6 million, which was also due per its terms at the closing of the Merger was deferred and became due in monthly installments (including interest accruing from the closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. As of September 30, 2024, the outstanding balance of the Notes Payable – Related Party was $1.9 million within our condensed consolidated balance sheet.

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

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $10.0 million of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, we issued 500,000 shares of common stock to Lincoln Park as a commitment fee. In connection with the 2024 Purchase Agreement, we also entered into the 2024 Registration Rights Agreement with Lincoln Park, pursuant to which we will file a registration statement covering the shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement with the SEC within 15 business days following the date that the 2024 Registration Rights Agreement was executed. We filed the Lincoln Park Registration Statement on September 3, 2024, which was declared effective on September 9, 2024.

See Recent Developments above for additional detail on Lincoln Park Purchase Agreement.

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

As of September 30, 2024, the reset price (the “Reset Price”) was $4.50 per share and will be subject to reset on a monthly basis (each a “Reset Date”), with the first such Reset Date occurring 180 days after the closing date of the Merger, to be greater of (a) $4.50 and (b) the 30-day volume weighted average price of shares of our common stock immediately preceding such Reset Date. Except as described below, the Reset Price will be reduced immediately to any lower price at which we close any agreement to sell or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition of) any shares of our common stock or securities or any of our subsidiaries convertible, exercisable or exchangeable into, or otherwise entitles the holder thereof to receive, shares of our common stock or other securities (a “Dilutive Offering and, such reset, a Dilutive Offering Reset”).

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

We determined that the Optional Early Termination provision and the Variable Maturity Consideration, which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount as defined above, within the Forward Purchase Agreement are considered as a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and meet the definition of a derivative. We recorded the derivative instrument as a liability on our condensed consolidated balance sheets, included elsewhere in this Quarterly Report, and measured it at fair value of $1.8 million as of September 30, 2024, with the initial value of the derivative recorded as a loss on issuance of forward purchase agreement derivative liability of $4.9 million in the condensed consolidated statements of operations and comprehensive income (loss), included elsewhere in this Quarterly Report. The change in fair value of the forward purchase agreement derivative liability of $11.4 million and $3.1 million was recorded during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive income (loss), included elsewhere in this Quarterly Report.

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

On October 8, 2024, we received notice from Sandia accelerating the Valuation Date to October 8, 2024. Upon acceleration, we became obligated to pay to Sandia an amount in cash equal to the Settlement Amount Adjustment, less any Settlement Amount owed to us by Sandia. The Settlement Amount Adjustment was calculated as 1,250,000 shares multiplied by $2.00, or $2,500, and the Settlement Amount was calculated as 1,250,000 shares less 500,000 Unregistered Shares multiplied by the volume weighted daily VWAP Price of $0.0085 per share, or $64. Accordingly, we became obligated to pay Sandia an amount in cash or shares equal to $2.4 million.

In June 2025, we satisfied our obligations under the Forward Purchase Agreement through the issuance of 6,591,000 shares of our common stock to Sandia.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(15,099)	$(12,385)
Net cash used in investing activities	(34)	—
Net cash provided by financing activities	14,946	5,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(13)
Net decrease in cash, cash equivalents and restricted cash	$(230)	$(6,744)

Operating Activities

Net cash used in operating activities was $15.1 million for the nine months ended September 30, 2024. The factors affecting our operating cash flows during this period were our net loss of $34.4 million, partially offset by a net change in our operating assets and liabilities of $3.8 million and non-cash charges of $15.5 million. The non-cash charges primarily consisted of $9.8 million in the loss on issuance of Senior Secured Notes, $2.0 million in equity line of credit commitment expense, $4.9 million in the loss on the forward purchase contract, $0.8 million in non-cash interest expense, $0.7 million in stock-based compensation expense, $0.2 million in non-cash vendor payments, $0.2 million in non-cash lease expense, and $0.1 million in depreciation and amortization expense, partially offset by $3.1 million in change in fair value of forward purchase contract. The change in operating assets and liabilities was driven by a $6.6 million increase in accounts payable and $0.3 million increase in deferred revenue, partially offset by a $1.3 million decrease in accrued expenses and other current liabilities and other non-current liabilities, a $0.9 million increase in prepaid expenses and other current assets, a $0.7 million decrease in deferred legal fees and a $0.3 million decrease in operating lease liabilities. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in accrued expenses and other current liabilities and other non-current liabilities was primarily due to the payment of legal and audit fees. The increase in prepaid expenses and other current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The decrease in deferred legal fees resulted from payments of fees. The decrease in operating lease liabilities resulted primarily from lease payments.

Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2023. The factors affecting our operating cash flows during this period were our net loss of $15.1 million and a net change in our operating assets and liabilities of $0.7 million, partially offset by non-cash charges of $2.1 million. The non-cash charges primarily consisted of $0.1 million in depreciation and amortization expense, $1.1 million in the change in fair value of Senior Notes, $0.3 million in non-cash lease expense, and $0.6 million in stock-based compensation expense. The change in operating assets and liabilities was primarily driven by a $3.0 million increase in accounts payable, a $0.3 million increase in accounts receivable, a $1.3 million increase in prepaid expenses and other current assets, a $0.2 million decrease in accrued expenses and other current liabilities, a $0.3 million decrease in deferred revenue and a $0.3 million decrease in operating lease liabilities. The increase in accounts payable was primarily related to the timing of invoicing and payments of sponsor fees and professional services fees. The increase in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in prepaid expenses and other current assets was primarily due to prepayments of sponsorship fees and the capitalization of professional service fees, offset by the reversal of capitalized commissions that will no longer be paid due to the termination of the employee as commission earned are typically paid 30 days after we receive the payment. The decrease in accrued expenses and other current liabilities is primarily due to payment of legal, consulting, and professional fees, the reversal of accrued commissions and reduction in accrued severance, and the payment of sponsorship fees, offset by an increase in vacation and bonus accruals due to the reversal of these accruals at year end as opposed to mid-year. The decrease in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $34 thousand, primarily consisting of purchases of property and equipment. The purchases of equipment during these periods were primarily related to computer equipment purchases.

There were no investing cash flow activities during the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $14.9 million, which consisted of $12.6 million in proceeds from the closing of the Merger, $6.0 million in proceeds received from the issuance of Senior Secured Notes, $8.4 million in proceeds from issuances of common stock under the equity line of credit, $2.5 million in proceeds from the partial early termination of the Forward Purchase Agreement and $0.1 million in proceeds from exercises of stock options, partially offset by the payment of $0.1 million debt discount, payment of $0.6 million of notes payable to related parties, payment of $2.9 million of deferred offering costs and the prepayment of $11.0 million under the Forward Purchase Agreement.

During the nine months ended September 30, 2023, net cash provided by financial activities was $5.7 million, which consisted of $5.6 million in proceeds received from the issuance of Senior Notes and $29 thousand in proceeds from exercises of stock options.

Recent Financing and Restructuring Transactions

For a description of certain capital raising and restructuring activities we have conducted in 2025, see Note 19, Subsequent Events in the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report.

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

Contractual Obligations and Other Commitments

Leases

As of September 30, 2024, the Company did not have any remaining obligations under operating lease agreements.

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

The license agreement obligated us to pay fixed annual license maintenance fees of $0.1 million for the year ended December 31, 2023, and $0.1 million per year thereafter until we or the licensor terminate the license. The license agreement obligated us to pay fixed milestone payments upon the achievement of certain sales thresholds. The milestone payments total $0.2 million, and the maximum sales threshold was $25.0 million. We did not trigger any payments to the licensor during the nine months ended September 30, 2024 and 2023.

The license agreement obligated us to pay a royalty equal to two percent of net sales. The license agreement also required us to make payments related to any sublicensing agreements, with varying amounts based on the type of sublicense. We did not pay any royalties during the nine months ended September 30, 2024 and 2023. On February 10, 2023, we terminated the license agreement by written notice to the licensor. Upon termination, all licensing rights held by us under the license agreement were forfeited to the licensor. We did not owe any accrued obligations or payments to the licensor as of the termination of the license agreement or thereafter.

Sponsorship Agreement

During 2022, we entered into a sponsorship agreement with Andretti Global. The total commitment under the sponsorship agreement is $8.0 million and is due and payable over the period of February 2022 through December 2024. The related expenses are amortized by straight-line method over the period. Through September 30, 2024, we paid $3.5 million under the sponsorship agreement and for the three and nine months ended September 30, 2024 and 2023, we recorded $0.7 million, $0.7 million, $2.1 million and $2.1 million in sales and marketing expense related to the sponsorship agreement. There was $4.5 million included in accounts payable as of September 30, 2024 related to the sponsorship agreement.

On March 28, 2024, we entered into an additional sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expired on December 31, 2024. Subject to the agreement, we are responsible for payments under the sponsorship agreement an amount totaling $1.0 million.

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

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, we entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1.3 million, to be paid by the issuance of a Senior Secured Note with a principal amount of $1.0 million and the remaining $0.3 million in six monthly installments in cash of $42 thousand per month commencing on May 15, 2024. During the nine months ended September 30, 2024, we paid $0.1 million to the third party.

On February 9, 2024, we entered into an engagement letter with an additional third party, as amended on February 27, 2024. We agreed to pay the third party a non-refundable cash fee of $1.8 million, payable in monthly payments over the Term (as defined in Recent Developments), with $0.3 million of such payment waivable if we voluntarily prepay $1.5 million to the third party prior to December 31, 2024. Upon the closing of the Merger, we recognized $1.8 million as transaction costs, which was recorded as a reduction in additional paid-in capital. During the nine months ended September 30, 2024, we paid $0.3 million to the third party.

The following table reflects our obligations recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of September 30, 2024, included elsewhere in this Quarterly Report. These obligations are expected to be fully repaid by December 31, 2025. During the nine months ended September 30, 2024, we paid $2.3 million under the agreements.

Year ending	Amount
2024 (remaining)	2,003
2025	2,983
Total	$4,986

Legal Services Fees

In connection with the Merger, we incurred $4.0 million of deferred legal fees to be paid to AAC’s legal advisors upon consummation of the Merger, which were recorded as deferred legal fees in the historical audited financial statements as of and for the year ended December 31, 2023. On March 26, 2024, we entered into a fee letter for legal services rendered in connection with the Merger, pursuant to which the total fee of $3.3 million will be paid in equal monthly installments of $0.3 million per month over the twelve-month period starting on April 18, 2024. During the nine months ended September 30, 2024, we paid $0.7 million to the legal advisors.

Lincoln Park Purchase Agreement

In accordance with the Purchase Agreement, we paid Lincoln Park a commitment fee of approximately $1.7 million, which was recorded within other (expense) income, net in the condensed consolidated statement of operations for the nine months ended September 30, 2024, and was payable as follows: (i) on the business day prior to the filing of the Lincoln Park Registration Statement, $0.6 million in shares of common stock and (ii) we elected to pay the remaining $1.1 million amount of the Commitment Fee in either cash or shares of our common stock, with any shares issuable on the business day prior to the filing of the Registration Statement and any cash due within 90 days of the closing date of the Merger. On April 11, 2024, we issued 712,025 shares of common stock to Lincoln Park as consideration for the Commitment Fee.

On August 13, 2024, we entered into a Purchase Agreement (the “2024 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us, at our option, an aggregate of up to $10 million of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement covering shares of common stock that are issuable to Lincoln Park under the 2024 Purchase Agreement. In accordance with the 2024 Purchase Agreement, we issued 500,000 shares of common stock to Lincoln Park as a commitment fee.

Forward Purchase Agreement

On October 8, 2024, we received notice from Sandia accelerating the Valuation Date to October 8, 2024. Upon acceleration, we became obligated to pay Sandia $2.4 million in cash or in shares. In June 2025, we satisfied our obligations by issuing 6,591,000 shares of our common stock to Sandia.

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

We currently earn revenue primarily from subscriptions to our software platform and related services. Subscriptions to our software platform are currently offered as stand-ready access to our cloud environment on an annual or multi-year basis. Our consulting services may result in either single or multiple performance obligations based on the contractual terms. We may also offer services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with the software platform. We evaluate our contracts at inception to determine if the promises represent a single, combined performance obligation, or multiple performance obligations. We allocate the transaction price to the performance obligations identified. Judgment is required to allocate the transaction price to each performance obligation. We utilize a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. We consider market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. Our contracts do not contain rights of return, and any variable consideration as the result of service level agreements has been immaterial. We do not have other contractual terms that give rise to variable consideration.

Revenue from subscriptions to our software platform to date have only been sold as access to the platform in our hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over time. Our contracts typically contain fixed-fee transaction prices. We determine and record a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration we expect to receive. We have not recorded any provision for loss contracts at September 30, 2024. For consulting services, we measure progress toward satisfaction of the performance obligation as the services are provided, and revenue is generally recognized based on the labor hours expended over time. Through this method, we recognize revenue based on the actual labor hours incurred to date compared to the current estimate of total labors hours to satisfy the performance obligation. This method requires periodic updates to the total estimated hours to complete the contract, and these updates may include subjective assessments and judgments. We had limited contracts, where based on our determination of the enforceability of payment terms, revenue was recognized at a point in time when payment became enforceable.

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

Stock-Based Compensation Expense

We measure stock-based options granted to employees, directors, and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model for stock options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the over the vesting period of the award. We use the straight-line method to recognize the expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur. As of September 30, 2024, all awards have service-based vesting conditions.

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

Senior Notes and Senior Secured Notes

Through September 30, 2024, we have issued $5.6 million in Senior Notes, all of which were canceled and, inclusive of interest of $0.6 million, exchanged for Senior Secured Notes on December 22, 2023, and $10.0 million in Senior Secured Notes to certain lenders. We performed an analysis of all of the terms and features of the Senior Notes and Senior Secured Notes. We elected the Fair Value Option to account for the Senior Notes as we identified embedded derivatives, such as voluntary conversion upon qualified financing, automatic conversion upon a De-SPAC Transaction, defined as a business combination between Legacy Zapata and a special purpose acquisition company, with or without a private investment in public equity (“PIPE”), automatic conversion upon an initial public offering, repayment under a change of control event, and optional conversion under prepayment, all of which would require bifurcation and separate accounting. The Senior Notes were remeasured at fair value at each balance sheet date until they were converted to Senior Secured Notes in December 2023. Changes to the fair value of the Senior Notes was recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive income (loss). We had also elected the option of combining interest expense and the change in fair value as a single line item within the condensed consolidated statements of operations and comprehensive income (loss). The analysis of the fair value of the Senior Notes contained inherent assumptions related to the market interest rate, the probability of alternate financing, change of control, initial public offering, De-SPAC Transaction with or without a PIPE, maturity extension, and payment at original maturity. Due to the use of significant unobservable inputs, the overall fair value measurement of the Senior Notes was classified as Level 3.

We account for our Senior Secured Note issued to a third party for capital market advisory services in connection with the Merger as a stock-based award granted to non-employees and measure the award based on the merger date fair value using the binomial lattice model. The award is marked to its redemption value, including paid in-kind interest, if such value exceeds the fair value of the award at the merger date and each reporting period thereafter and we will recognize the additional fair value amount over redemption value as necessary.

We account for our remaining Senior Secured Notes at amortized cost, as they were issued at a substantial premium and do not qualify for the Fair Value Option. Legacy Zapata concluded that the optional conversion feature was not required to be bifurcated or separately accounted for as a derivative. Costs related to the issuance of the remaining Senior Secured Notes were recorded as a debt discount as a reduction of the carrying value of the notes and amortized over the term of the notes and are recorded in other (expense) income, net within the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method.

Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes converted into 3,257,876 shares of common stock (856,202 to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14.2 million and associated accrued interest of $0.5 million were converted, resulting in an increase in common stock and additional paid-in capital of $14.7 million. Certain holders of the Senior Secured Notes, holding $2.0 million in aggregate principal amount, did not convert their Senior Secured Notes into shares of common stock and are recognized at amortized cost. As of September 30, 2024, the $2.2 million of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes.

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

We recorded the derivative instrument as a liability on our condensed consolidated balance sheets and measured it at fair value of $1.8 million as of September 30, 2024, with the initial value of the instrument recorded as a loss on issuance of forward purchase agreement derivative liability of $4.9 million in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the forward purchase agreement derivative liability of $11.4 million and $3.1 million was recorded during the three and nine months ended September 30, 2024, respectively in the condensed consolidated statements of operations and comprehensive income (loss).

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements, which are included elsewhere in this Report.

Emerging Growth Company Status

Zapata Quantum Inc. qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to take advantage of some of the reduced regulatory and reporting requirements applicable to emerging growth companies pursuant to the JOBS Act so long as it qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective:

•	The Company does not have sufficient segregation of duties within accounting functions, as its Chief Executive Officer is the sole officer.
•	The Company does not have sufficient or complete written documentation of our internal controls policies and procedures.
•	A substantial portion of the Company’s financial reporting is carried out by an outside accounting firm.
•	The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with US GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

During the fourth quarter of 2024, an event of default occurred under the Company’s Senior Secured Promissory Notes issued pursuant to the Senior Secured Note Purchase Agreement dated December 15, 2023. Under the terms of these notes, the Company’s Current Report on Form 8-K filed on October 11, 2024, in which the Company disclosed that, at that time, it was unable to, and unlikely to become able to, satisfy all of its financial obligations, constituted an event of default. As a result, all amounts outstanding under the Senior Secured Promissory Notes became immediately due and payable.

As of November 30, 2025, the Company has repaid approximately $1 million of principal, together with accrued interest, and has cured the event of default with respect to the remaining principal balance and accrued interest under the Senior Secured Promissory Notes. No Senior Secured Promissory Notes, or other Senior Securities, remain in default as of the filing date of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.2	Bylaws		8-K	3.2	4/3/24
10.1	Consulting Agreement, effective as of May 21, 2024, by and between Mimi Flanagan and Zapata Computing, Inc.		10-Q	10.29	8/14/24
10.2	Purchase Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund, LLC		10-Q	10.32	8/14/24
10.3	Registration Rights Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund LLC		10-Q	10.33	8/14/24
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(2)	Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA QUANTUM, INC.

December 9, 2025	By:	/s/ Sumit Kapur
Sumit Kapur
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financing Officer)

