Form 10-Q
period 2025-03-31
Zapata Quantum, Inc.
filed 2025-12-09
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$288	$359
Accounts receivable ($1,567 and $1,567 from related parties, respectively)	1,595	1,595
Prepaid expenses and other current assets	164	229
Total current assets	2,047	2,183
Other non-current assets	521	550
Total assets	$2,568	$2,733
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable ($5,504 and $5,504 to related parties, respectively)	$14,015	$13,966
Accrued expenses and other current liabilities	3,061	2,611
Deferred legal fees	2,620	2,620
Deferred revenue	406	406
Forward purchase agreement settlement liability	2,436	2,436
Note payable - related party, current	1,930	1,618
Total current liabilities	24,468	23,657
Senior secured notes	2,313	2,237
Note payable - related party, non-current	—	312
Total liabilities	26,781	26,206
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.0001 par value; 600,000,000 and 600,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 43,614,506 and 43,589,506 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	104,345	104,301
Accumulated other comprehensive loss	(123)	(109)
Accumulated deficit	(128,439)	(127,669)
Total stockholders’ deficit	(24,213)	(23,473)
Total liabilities, convertible preferred stock and stockholders’ deficit	$2,568	$2,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue ($0 and $433 from related parties, respectively)	$—	$1,218
Cost of revenue	—	1,052
Gross profit	—	166
Operating expenses:
Sales and marketing ($0, an $696 from related parties, respectively)	—	1,629
Research and development	—	1,407
General and administrative	680	2,206
Total operating expenses	680	5,242
Loss from operations	(680)	(5,076)
Other income (expense):
Interest expense	(102)	(784)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)
Loss on issuance of senior secured notes	—	(9,776)
Other income (expense), net	12	(1,743)
Total other expense, net	(90)	(17,238)
Net loss before income taxes	(770)	(22,314)
Provision for income taxes	—	(6)
Net loss	$(770)	$(22,320)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(4.09)
Weighted-average common shares outstanding, basic and diluted	42,482,376	5,457,386
Net loss	$(770)	$(22,320)
Foreign currency translation adjustment	(14)	(15)
Comprehensive loss	$(784)	$(22,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended March 31, 2025 and 2024

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—
Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
Balances at March 31, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	—	$—	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)
Vesting of restricted stock units	—	—	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	(770)	(770)
Cumulative translation adjustment	—	—	—	—	—	(14)	—	(14)
Balances at March 31, 2025	—	$—	43,614,506	$4	$104,345	$(123)	$(128,439)	$(24,213)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(770)	$(22,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	38
Non-cash interest expense	525	761
Non-cash vendor payments	—	150
Loss on issuance of forward purchase agreement derivative liability	—	4,935
Loss on issuance of senior secured notes	—	9,776
Stock-based compensation	44	191
Non-cash lease expense	—	87
Equity line of credit commitment expense	—	1,688
Changes in operating assets and liabilities:
Accounts receivable	—	809
Prepaid expenses and other current and non-current assets	94	(736)
Accounts payable	48	2,109
Accrued expenses and other current liabilities	—	550
Deferred revenue	—	(94)
Operating lease liabilities	—	(91)
Net cash used in operating activities	(59)	(2,147)
Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Cash flows from financing activities:
Payment of deferred offering costs	—	(1,500)
Proceeds from the exercise of stock options	—	68
Proceeds from the reverse recapitalization	—	12,636
Prepayment for forward purchase agreement	—	(10,986)
Proceeds from senior and senior secured notes	—	5,878
Net cash provided by financing activities	—	6,096
Effect of exchange rate changes on cash and cash equivalents	(12)	(19)
Net increase (decrease) in cash and cash equivalents	(71)	3,919
Cash and cash equivalents and restricted cash at beginning of period	359	3,469
Cash and cash equivalents and restricted cash at end of period	$288	$7,388
Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$—	$14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$—	$352
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$—	$1,150
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$4,222
Debt issuance costs in included in accrued expenses and other current liabilities	$—	$35
Conversion of convertible preferred stock upon the reverse recapitalization	$—	$64,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

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

As of October 31, 2025, following a strategic realignment to refocus on its core quantum mission, the Company will deliver subscription-based solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. These solutions include software and software tools supported by services. Its software platform is based on patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. These planned operations are subject to the Company raising sufficient capital. The Company has worked with Fortune 500 enterprises and government agencies to unlock the potential of quantum computing. Prior to October 31, 2025, the Company also offered specialized generative AI solutions which used techniques inspired by quantum physics and were tailored to solving complex industrial problems. These solutions combined software and related services and were subscription-based.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The Company is subject to risks and uncertainties similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, risks associated with changes in information technology, and the ability to raise additional capital to fund operations. The Company’s long-term success is dependent upon its ability to successfully market, deliver, and scale its quantum computing application development solutions, increase revenue, meet its obligations, obtain additional capital when needed and, ultimately, achieve profitable operations.

Since inception through March 31, 2025, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has incurred a net loss of $770 for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $128,439 and $127,669, respectively.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital through future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

Subsequent to March 31, 2025, the Company raised an aggregate of $3,000 through the issuance of Convertible Notes and $1,500 through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of the Company’s outstanding Senior Secured Notes. In addition, in 2025, the Company entered into conversion agreements with certain creditors to settle approximately $9,222 of accounts payable, accrued expenses, and notes payable to related parties. The Company also settled its obligation of $2,436 under the Forward Purchase Agreement through the issuance of shares of the Company’s common stock. These activities were undertaken as part of the Company’s ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of its core business (Note 19).

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017 and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development solutions market.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the three months ended March 31, 2025.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Recently Issued Accounting Pronouncements

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon in an aggregate amount of $14,660 into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $2,313 on the Senior Secured Notes remains outstanding as of March 31, 2025.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Merger Consideration

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of convertible preferred stock and stockholders’ deficit. Upon the Closing of the Merger, the Company assumed liabilities of $8,159 from AAC, which was comprised of $223 of accounts payable, $1,987 of accrued expenses and other current liabilities, $2,619 of note payable – related party, and $3,330 of deferred legal fees.

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

4. Revenue From Contracts With Customers

All revenue from contracts with customers was generated in the U.S. during the three months ended March 31, 2024. No revenue was recognized for the three months ended March 31, 2025 due to the Operational Cessation (Note 1) in the fourth quarter of 2024.

Revenue from contracts with customers recognized for the three months ended March 31, 2025 and 2023 consists of the following:

	Three Months Ended March 31,
	2025	2024
Point in time	$—	$—
Over time	—	1,218
Total	$—	$1,218

The Company’s balances resulting from contracts with customers include the following:

Contract Acquisition Costs—As of March 31, 2025 and December 31, 2024, The Company had no capitalized contract acquisition costs. There was $0 and $10 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively.

Accounts Receivable— As of March 31, 2025 and December 31, 2024, there were accounts receivable due from related parties amounting to $1,567 and $1,567, respectively. As of March 31, 2025 and December 31, 2024, the Company had zero allowance for credit losses.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Deferred Revenue—Balances from contracts with customers for the three months ended March 31, 2025, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $1,567 and $1,567 from related parties at March 31, 2025 and December 31, 2024, respectively)	$1,567	$1,567
Unbilled accounts receivable (including $0 and $0 from related parties at March 31, 2025 and December 31, 2024, respectively)	28	28
Deferred revenue	406	406

Balances from contracts with customers for the year ended December 31, 2024, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $1,567 and $562 from related parties at December 31, 2024 and 2023, respectively)	$1,567	$1,341
Unbilled accounts receivable (including $0 and $267 from related parties at December 31, 2024 and 2023, respectively)	28	597
Deferred revenue	406	744

The following table summarizes customers who represent greater than 10% of the Company’s total revenue during the three and three months ended March 31, 2025, as well as customers who represent greater than 10% of the Company’s total accounts receivable as of March 31, 2025 and December 31, 2024:

	Percentage of Revenue		Percentage of Accounts Receivable
	Three Months Ended March 31,		March 31, 2025	December 31, 2024
	2025	2024
Customer A*	N/A**	36%	98%	98%
Customer B	N/A**	22%	N/A**	N/A**
Customer C	N/A**	20%	N/A**	N/A**
Customer D	N/A**	14%	N/A**	N/A**

*Related party

**Less than 10% of total revenue or accounts receivable

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$38	$—	$—	$38
	$38	$—	$—	$38

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$38	$—	$—	$38
	$38	$—	$—	$38

For the three months ended March 31, 2025 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued employee compensation and benefit	$77	$77
Accrued professional fees	1,312	1,312
Refunds payable	750	750
Accrued contract obligations	216	—
Other	706	472
Accrued expenses and other current liabilities	$3,061	$2,611

Refund Payable—The third party purchased a one-year subscription to the Company’s Orquestra Enterprise Solution on June 27, 2024, and prepaid $1,000 fee. Following the Company’s Operational Cessation (Note 1) and early termination of the subscription, the third party is entitled to a prorated refund of $750 for services it will no longer receive.

Accrued contract obligations—On February 12, 2024, the Company entered into Leap Cloud Subscription Agreement. As of March 31, 2025, the Company accrued $216 related to the agreement. (Note 16).

 7. Forward Purchase Agreement

On March 25, 2024, the Company entered into a forward purchase agreement with Sandia. The Forward Purchase Agreement contains (i) an Optional Early Termination provision, which is considered an in-substance put option (the “Optional Early Termination”) and (ii) a Variable Maturity Consideration which is the amount of the Settlement Amount Adjustment in excess of the Settlement Amount (the “Variable Maturity Consideration”). The Optional Early Termination and the Variable Maturity Consideration, as combined, are considered a freestanding financial instrument as the Optional Early Termination and the Variable Maturity Consideration cannot be legally detachable and separately exercisable from each other and together, meet the definition of a derivative instrument. Pursuant to the Forward Purchase Agreement, the Seller has the option to early terminate the arrangement in whole or in part by providing written notice to the Company, and the Seller will pay the Company an amount equal to the product of the number of shares that are early terminated and the reset price then in effect. If the Seller exercises an Optional Early Termination, then the Settlement Amount and the Settlement Amount Adjustment to be paid at the Valuation Date will be reduced in proportion to the number of shares subject to the Optional Early Termination. Additionally, the Company may be obligated to pay consideration to the Seller in cash or, under certain circumstances, in shares of the Company’s common stock, if the Settlement Amount Adjustment exceeds the Settlement Amount.

The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value with the initial value of the derivative instrument recorded as a loss on issuance of forward purchase agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss. The forward purchase agreement derivative liability was subsequently remeasured to fair value at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.

Upon the occurrence of the VWAP Trigger Event, which was met when the Company’s common stock traded below $1.00 per share for 20 trading days within any 30 consecutive trading-day period, Sandia exercised its right to accelerate the Valuation Date to October 8, 2024. The Company received notice from Sandia accelerating the Valuation Date to October 8, 2024. As a result, the forward purchase agreement was settled and the Company became obligated to pay Sandia $2,436 in cash or shares as of March 31, 2025 and December 31, 2024.

In June 2025, the Company settled its obligation under the Forward Purchase Agreement by issuing 6,591,000 shares of the Company’s common stock to Sandia as described in Note 19, Subsequent Events.

8. Debt

The aggregate principal amount of debt outstanding as of March 31, 2025 and December 31, 2023 consisted of the following:

	March 31, 2025	December 31, 2024
Senior secured notes	$2,313	$2,237
Note payable - related parties	1,930	1,930
Total Debt	$4,243	$4,167

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2023 consisted of the following:

	March 31, 2025	December 31, 2024
Current liabilities:
Note payable - related parties	$1,930	$1,618
Debt, current portion	1,930	1,618
Non-current liabilities:
Note payable - related parties	—	312
Senior secured notes	2,313	2,237
Debt, net of current portion	2,313	2,549
Total Debt	$4,243	$4,167

Senior Secured Notes

As of December 31, 2023, Legacy Zapata had an outstanding balance of Senior Secured Notes of $8,900, which was netted with $158 of unamortized debt issuance costs. From January 2024 through March 2024, Legacy Zapata issued $7,150 in additional aggregate principal amount of Senior Secured Notes, which includes certain Senior Secured Notes with an aggregate principal amount of $1,150 that were issued to third party advisors in lieu of cash payment for services rendered to Legacy Zapata related to the Merger (Note 3). The Senior Secured Notes issued from January 2024 to March 2024 totaling $6,150 were issued at a substantial premium. Accordingly, the Company accounted for the issuance of these Senior Secured Notes under the amortized cost model, which is the principal plus accrued interest. The remaining Senior Secured Note issued to a third-party advisor totaling $1,000 is carried at redemption value, which is the principal plus accrued interest. The Company issued a Senior Secured Note to a third party for capital market advisory services that vested contingently with the Merger. Upon the satisfaction of the performance condition as described in the agreement, the Company accounted for the Senior Secured Note as a stock-based award granted to a non-employee and measured the award based on the fair value on the Merger date, with the liability portion of the award recorded as Senior Secured Notes at the redemption value, and the excess fair value recorded as a loss on issuance of convertible note within total other expense, net in the condensed consolidated statements of operations and comprehensive loss.

Upon the Closing of the Merger, a portion of the aggregate outstanding the Senior Secured Notes converted into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14,207 and associated accrued interest of $453 were converted, resulting in an increase in common stock and additional paid-in capital of $14,660. Certain holders of the Senior Secured Notes, holding $2,000 in aggregate principal, did not convert their Senior Secured Notes into shares of the Company’s common stock.

The Company recognizes the remaining Senior Secured Notes at amortized cost. As of March 31, 2025, the $2,313 of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes. The $2,313 of aggregate principal and accrued interest on the outstanding Senior Secured Notes mature on December 15, 2026.

In January 2025, one of the Senior Secured Notes of $1,000 and related accrued and unpaid interest of $158 was assigned from its original note holder to a third-party. The transfer did not modify the terms of the note or its accounting treatment.

Notes Payable - Related Parties

To finance transaction costs related to the Merger, the Sponsor and certain AAC officers and directors provided working capital loans (the “Notes Payable – Related Party”) prior to Closing. These notes were repayable at the Merger Closing without interest or, at AAC’s discretion, up to $1,500 could be converted into Private Placement Warrants at $1.00 per warrant (Note 11).

On March 28, 2024, the Notes Payable – Related Party were amended to defer repayment of the outstanding principal and accrued interest of $2,619. The amended terms require repayment in monthly installments, beginning thirty days after the Lincoln Park Registration Statement became effective on April 18, 2024 (Notes 3 and 10). No note holders elected to convert their loans into warrants at Closing. The notes bear interest at 4.5% per annum and are accounted for at amortized cost. As of March 31, 2025, the outstanding balance was $1,930, with no unamortized debt discount.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

As of March 31, 2025, future minimum payments required on the Senior Secured Notes and the Notes Payable – Related Party are as follows:

Year Ending	Amount
2025(remaining)	$1,730
2026	2,625
Total future minimum payments	4,355
Less: imputed interest	(112)
Total Debt	$4,243

 9. Convertible Preferred Stock

In connection with the Merger on March 28, 2024, each holder of the Convertible Preferred Stock was converted into the right to receive 0.9141 shares of the Company’s common stock. The Company determined that the Merger constituted a deemed liquidation under its charter and, as such, the holders of the Convertible Preferred Stock were entitled to receive an amount per share equal to the greater of i) the applicable original issue price of the applicable series of the Convertible Preferred Stock, plus any dividends declared but unpaid thereon (the “Preference”), or ii) such amount per share as would have been payable had all shares of the Convertible Preferred Stock been converted into common stock immediately prior to the Merger (the “As Converted Amount”). Upon the Closing of the Merger, the Company determined that the As Converted Amount was greater than the Preference and converted 14,222,580 shares of Convertible Preferred Stock into 13,001,114 shares of the Company’s common stock. The Company’s capital amounts prior to the Merger have been retrospectively restated as shares reflecting the conversion ratio of 0.9141 established in the Merger. Following the Closing, the Company has no shares of Convertible Preferred Stock outstanding.

10. Common Stock

As of March 31, 2025 and December 31, 2024, the Company had authorized 600,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements. No Unvested Shares vested during the three months ended March 31, 2025.

Lincoln Park Purchase Agreement

The Company entered into two equity purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on December 19, 2023 (the “2023 Purchase Agreement”) and August 13, 2024 (the “2024 Purchase Agreement”). Under the 2023 Purchase Agreement, Lincoln Park committed to purchase up to $75,000 of the Company’s common stock over a 36-month period following the Merger Closing. The Company issued 712,025 shares as a $1,688 Commitment Fee on April 11, 2024. A related registration statement covering the shares issuable under the agreement was filed on April 12, 2024 and declared effective on April 18, 2024. As of March 31, 2025, the Company had issued 10,378,780 shares for total proceeds of $7,700 (excluding Commitment Shares).

Under the 2024 Purchase Agreement, Lincoln Park committed to purchase up to $10,000 of common stock over a 24-month period. The Company issued 500,000 Commitment Shares upon execution. The related registration statement was filed on September 3, 2024 and declared effective on September 9, 2024. As of March 31, 2025, the Company had issued 2,700,000 shares for total proceeds of $862 (excluding Commitment Shares).

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Restricted Stock Units

A total of 25,000 RSUs vested during the three months ended March 31, 2025, and the corresponding shares were issued upon vesting (Note 12).

11. Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of March 31, 2025, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

The Warrants expire on the fifth anniversary of the Merger or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Merger, provided that the Company has an effective registration statement under the Securities Act covering the shares of the Company’s common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available or a valid exemption is available.

Public Warrants and Private Placement Warrants are exercisable to purchase one share of the Company’s common stock at $11.50 per share. Public Warrants may be redeemed, in whole and not in part, at $0.01 per warrant with 30 days’ notice if the Company’s common stock trades at or above $18.00 for 20 out of 30 trading days. The Company may require holders to exercise Public Warrants on a cashless basis if the warrants are called for redemption. Private Placement Warrants are substantially identical to the Public Warrants except that (i) they cannot be redeemed by the Company, (ii) they are permanently exercisable on a cashless basis, and (iii) they are not transferable, assignable, or salable until 30 days after the Closing Date, except to permitted transferees. Private Placement Warrants also provide for an alternative issuance in the event of a tender offer or other change-of-control transaction, consistent with the warrant agreement.

As of March 31, 2025 and December 31, 2024, there were 11,499,982 and 11,500,000 Public Warrants outstanding, respectively. As of March 31, 2025 and December 31, 2024, there were 13,550,000 and 13,550,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

12. Compensation Plans

In March 2024, the Company adopted the 2024 Equity and Incentive Plan (the “2024 Plan”) and there were no material changes to the plan during the six months ended June 30, 2025. Under the 2024 Plan, the initial maximum number of shares of common stock reserved and available for issuance is 3,491,146 shares, subject to an annual increase on January 1 of each year, beginning January 1, 2025, equal to up to 5% of the total number of shares of common stock outstanding as of the immediately preceding December 31. Pursuant to the plan’s annual evergreen provision, the share pool was automatically increased by 5% of the Company’s outstanding common stock as of December 31, 2024, resulting in an additional 2,178,225 shares reserved effective January 1, 2025. As of March 31, 2025, a total of 5,669,371 shares were reserved for issuance under the 2024 Plan, of which 200,000 shares were issued and outstanding, 25,000 shares were issuable upon the vesting of restricted awards, and 5,444,371 shares remained available for future grants and for issuance upon the vesting of restricted awards.

Stock Options

The Company uses the Black-Scholes option-pricing model to value stock option awards; No stock options or RSUs were granted during the three months ended March 31, 2025 and 2024.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Stock option activity during the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	2,956,748	$1.94	6.66	$—
Forfeited and expired	(1,853,297)	2.07
Balance at March 31, 2025	1,103,451	$1.74	7.01	$—
Options vested and exercisable at March 31, 2025	503,515	$2.34	6.01	$—
Options vested and expected to vest at March 31, 2025	1,103,451	$1.74	7.01	$—

As of March 31, 2025, there was $376 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.1 years. The fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $185 and $0, respectively.

Restricted Stock Units (“RSU”)

Nonvested RSU activity during the three months ended March 31, 2025, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2024	50,000	$0.57
Vested	(25,000)	$0.57
Unvested restricted stock units at March 31, 2025	25,000

As of March 31, 2025, the total unrecognized compensation cost related to unvested restricted common stock was $14. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 0.75 years. The fair value of RSU that vested during the three months ended March 31, 2025 was $14.

2024 Employee Stock Purchase Plan (“2024 ESPP”)

The Company adopted the 2024 ESPP in March 2024, and there were no material changes to the plan during the three months ended March 31, 2025.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$—	$37
Sales and marketing	—	20
General and administrative	44	124
Cost of revenue	—	10
	$44	$191

13. Leases

Operating leases

As a lessee, the Company leases certain office spaces under non-cancelable operating leases located in the United States and Canada. All of the Company’s long-term lease agreements expired prior to and as of December 31, 2024. On May 7, 2024, the Company entered into a month-to-month lease in Canada that commenced on June 1, 2024, which was terminated in connection with the Operational Cessation (Note 1).

On July 19, 2024, the Company entered into a six-month office lease for office space in the United States that qualifies as a short-term lease. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Lease expense for the three months ended March 31, 2025 was $1.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

14. Segment Information

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the condensed consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of March 31, 2025 the Company does not have material long-term assets outside the U.S.

15. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit and provision of $0 and $6, respectively, related to foreign income tax provisions. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

16. Commitments and Contingencies

Andretti Agreements – Related Party

On February 10, 2022, the Company entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through December 2024. Through March 31, 2025, the Company has paid $3,500 under the agreement and for the three months ended March 31, 2025 and 2024, the Company recorded $0 and $696 in sales and marketing expense related to the sponsorship agreement. There was $4,500 included in accounts payable as of March 31, 2025 related to the sponsorship agreement.

On March 28, 2024, the Company entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expires on December 31, 2024. Subject to the agreement, the Company is responsible for payments under the sponsorship agreement in an amount totaling $1,000.

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, the Company entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. From May 2024 through September 2024 the Company paid $209 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation (Note 1), and the remaining balance was subsequently converted into the Company’s common stock in the second quarter of 2025.

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024. The Company agreed to pay the third party a non-refundable cash fee of $1,800, payable by the Company in monthly payments of $113 over the Term (as defined in Note 3) with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. From May 2024 through September 2024 the Company paid $563 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation (Note 1), and the remaining balance was subsequently converted into the Company’s common stock in the second quarter of 2025.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of March 31, 2025.

Year ending	Amount
2025 (remaining)	$4,986
Total	$4,986

In the fourth quarter of 2024, due to the Operational Cessation (Note 1), the Company ceased making payments on the advisory and other agreements described above and the remaining balance was subsequently converted into the Company’s common stock in the second and fourth quarters of 2025.

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

The collaborative research agreement effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

Quantum Cloud Service Agreement

On February 12, 2024, the Company entered into an agreement with a third party under which the third party will host the Company’s quantum generative AI application on its cloud service and will provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement, which will be due and payable from April 2024 to February 2027. On June 27, 2024, the agreement was amended to extend the services through November 2028, and the aggregate fees payable from the Company increased to $4,063 over the extended term. As of March 31, 2025, the Company recorded $216 in accrued expenses for the services. The outstanding purchase commitment for cloud services was $3,617 as of March 31, 2025.

The cloud service agreement was effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

17. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(770)	$(22,320)
Denominator:
Weighted-average common shares outstanding, basic and diluted	42,482,376	5,457,386

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(4.09)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Senior Secured Notes, including accrued interest	272,135	238,001
Public Warrants	11,499,982	11,499,982
Private Placement Warrants	13,550,000	13,550,000
Unvested Shares	1,129,630	1,129,630
Stock options to purchase common stock	1,103,451	2,918,549
Restricted stock units	25,000	—
	27,580,198	29,336,162

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

18. Related Party Transactions

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to Legacy Zapata. For the three months ended March 31, 2025 and 2024,the Company remitted fees of $0 and $15 to the member of its Board of Directors for these services.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with Legacy Zapata. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Legacy Zapata (Note 16), both of which expire on December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company recorded $0 and $433 in revenue related to the enterprise solution subscription agreement.

For the three months ended March 31, 2025 and 2024, the Company recorded $0 and $696 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service. The remaining committed future payments under the sponsorship agreement at March 31, 2025 include $4,500 in accounts payable at March 31, 2025. There was $1,567 and $1,567 due from related parties as of March 31, 2025 and December 31, 2024 and $5,504 and $5,504 of payables due to related parties in connection with these agreements as of March 31, 2025 and December 31, 2024, respectively.

On March 28, 2024, Legacy Zapata entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global, which expires on December 31, 2024. Legacy Zapata is responsible for payments under the sponsorship agreement total $1,000.

On March 28, 2024, Legacy Zapata entered into an Order Form under the February 2022 enterprise solution subscription agreement with Andretti Global. Pursuant to the agreement, Andretti Global agreed to pay Legacy Zapata a total of $1,000, subject to Legacy Zapata’s payment of the sponsorship fee to Andretti Autosport 1, LLC. Following the Operational Cessation (Note 1), the agreement was terminated and no payments were made.

In January 2025, a Senior Secured Note with $1,157 of principal and accrued interest was assigned to Sandia with no change to its terms.

19. Subsequent Events

The Company has evaluated all events subsequent to March 31, 2025 and through December 9, 2025, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

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

Universal Resale and Registration Provisions

In connection with the Conversion Agreements, the Company and counterparties who received common stock or preferred stock entered into certain Universal Resale and Registration Provisions pursuant to which such recipients agreed to certain lock-up provisions restricting and limiting their sale, transfer, pledge, or disposal of any shares of common stock held by or issuable to such recipients.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Change of the Company’s Name

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The remaining 50% of the Overdue Amount (approximately $1,584) (the “Remaining Overdue Amount,” and together with the Contingent Obligations, the “Obligations”) will continue to be owed, and the creditor has agreed to temporarily forbear from enforcing collection during the forbearance period.

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

In late 2024 the Company voluntarily elected to temporarily suspend its operations due to its limited capital resources and inability to access adequate liquidity to continue to fund its operations and meet its outstanding debt obligations. In June 2025, the Company commenced debt restructuring and capital raising transactions and the reinstatement of operations by (1) entering into exchange agreements with unsecured creditors pursuant to which such creditors agreed to exchange outstanding obligations payable to them for common stock and certain rights related thereto, and (2) the Company sold convertible notes and warrants for gross proceeds of $3 million. The Company has since been continuing efforts to negotiate and restructure outstanding obligations and raise capital. In the furtherance of recommencing operations, the Company has also entered into advisory agreements with third parties and agreed to compensate such parties in the form of equity and/or cash compensation. See Note 19, Subsequent Events in the notes to the unaudited condensed consolidated financial statements contained in this Report.

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

Recent Developments

Merger with Andretti Acquisition Corp. (“AAC”)

On March 28, 2024, we completed our business combination with AAC, pursuant to which, among other things, Legacy Zapata became a wholly owned subsidiary of AAC (the “Merger”). For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and AAC was treated as the acquired company. For additional information regarding the Merger, refer to Note 3 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Forward Purchase Agreement

On March 25, 2024, we entered into the Forward Purchase Agreement with Sandia Investment Management LP, pursuant to which Sandia purchased, prior to the closing of the Merger, 1,000,000 shares of AAC’s Class A Ordinary Shares from third parties through a broker in the open market (the “Recycled Shares”) and, concurrently with the closing of the Merger, 500,000 shares of our common stock at a purchase price of $10.99 per share (the “Additional Shares”).

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

For additional information regarding the Forward Purchase Agreement, refer to Note 7 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Enterprise Solution and Sponsorship Agreements with Andretti Global

One of AAC’s affiliates, Andretti Autosport Holding Company, LLC (“Andretti Global”) has preexisting contractual relationships with the Company. In February 2022, we entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Andretti Global, both of which expired on December 31, 2024. We considered that these agreements were executed prior to the business combination and were not executed in contemplation of the business combination. Accordingly, Andretti Global was not considered a related party prior to the consummation of the Merger.

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

For additional information regarding the Enterprise Solution and Sponsorship Agreements with Andretti Global, refer to Note 18 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Purchase Agreements with Lincoln Park

On December 19, 2023, we entered into a purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us, at our option, an aggregate of up to $75.0 million of our common stock from time to time over a 36-month period following the Commencement Date, subject to certain limitations contained in the 2023 Purchase Agreement.

On August 13, 2024, we entered into a purchase agreement (the “2024 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us, at our option, an aggregate of up to $10.0 million of shares of our common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement. In connection with the Operational Cessation described below, the registration statement in connection with the Purchase Agreement is no longer effective (which is a condition to transactions under the Purchase Agreement).

For additional information regarding the Purchase Agreements with Lincoln Park, refer to Note 10 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Restructuring Efforts

As noted above, since the Operational Cessation, we have had minimal day-to-day operations. Management has since concentrated its efforts on restructuring activities aimed at restarting certain aspects of its core business, including capital-raising activities to improve our capital structure and to support the anticipated recommencement of business operations. For additional information regarding these restructuring activities, refer to Note 19, Subsequent Events, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Since our inception through March 31, 2025, we have financed our operations primarily through sales of our Convertible Preferred Stock and common stock and with issuances of Senior Notes and Senior Secured Notes. For the three months ended March 31, 2025 we have incurred net loss of $0.8 million. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $128.4 million and $127.7 million, respectively.

Our ability to continue as a going concern is dependent upon our ability to raise capital through future equity or debt financing and generate profits from our operations. We are pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

Subsequent to March 31, 2025, we raised an aggregate of $3.0 million through the issuance of Convertible Notes and $1.5 million through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of our outstanding Senior Secured Notes. In addition, in 2025, we entered into conversion agreements with certain creditors to settle approximately $11.7 million of liabilities through the issuance of shares of our common stock. These activities were undertaken as part of our ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of our core business.

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

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three months ended March 31, 2025 and 2024 were $0 and $0.7 million, respectively.

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

Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0 and $6 thousand, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of March 31, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
	(in thousands)
Revenue ($0 and $433 from related parties, respectively)	$—	$1,218	$(1,218)	-100%
Cost of revenue	—	1,052	(1,052)	(100)
Gross profit	—	166	(166)	(100)
Operating expenses:
Sales and marketing ($0 and $696 from related parties, respectively)	—	1,629	(1,629)	(100)
Research and development	—	1,407	(1,407)	(100)
General and administrative	680	2,206	(1,526)	(69)
Total operating expenses	680	5,242	(4,562)	(87)
Loss from operations	(680)	(5,076)	4,396	(87)
Other income (expense):
Interest expense	(102)	(784)	682	(87)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)	4,935	(100)
Loss on issuance of senior secured notes	—	(9,776)	9,776	(100)
Other (expense) income, net	12	(1,743)	1,755	(101)
Total other expense, net	(90)	(17,238)	17,148	(99)
Net loss before income taxes	(770)	(22,314)	21,544	(97)
Provision for income taxes	—	(6)	6	(100)
Net loss	$(770)	$(22,320)	$21,550	-97%

Revenue

Revenue was $0 for the three months ended March 31, 2025, as compared to $1.2 million for the three months ended March 31, 2024. The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the three months ended March 31, 2025, as compared to $1.1 million for the three months ended March 31, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $0 for the three months ended March 31, 2025, as compared to $1.6 million for the three months ended March 31, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0 for the three months ended March 31, 2025, as compared to $1.4 million for the three months ended March 31, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $0.7 million for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024. The decrease of $1.5 million reflects the Operational Cessation. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees.

Other Expense, Net

Other expense, net was $0.1 million for the three months ended March 31, 2025, compared to $17.2 million for the three months ended March 31, 2024. The $17.1 million decrease primarily reflects the absence of prior year losses, which included a $9.8 million of loss on issuance of Senior Secured Notes, a $4.9 million of loss on the Forward Purchase Agreement, and a $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement. None of these costs were incurred during the first quarter of 2025. Interest expense also declined by $0.7 million due to the conversion of most Senior Notes to equity upon closing of the merger at the end of the first quarter of 2024.

Provision for income taxes

There was no provision for income taxes during the three months ended March 31, 2025. The provision for income taxes during the three months ended March 31, 2024 was not material and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock and the issuance of Convertible Notes. As of March 31, 2025, we had cash and cash equivalents of $0.3 million. Since our inception through March 31, 2025, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million, received $14.5 million from the issuance of Senior Notes and Senior Secured Notes and $8.6 million in proceeds under an equity line of credit. Our principal use of cash is to fund our operations and platform development to support our growth.

As of November 30, 2025, we had approximately $2.1 million in cash. We do not have sufficient capital to meet our working capital needs for the 12 months following the date we file this Report.

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our common stock and Senior Secured Notes with aggregate principal and accrued interest of $2.2 million remain outstanding as of March 31, 2025. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

Notes Payable – Related Parties

To finance transaction costs in connection with the Merger, the sponsor of AAC and certain of AAC’s officers and directors made working capital loans (the “Notes Payable – Related Party”) to AAC prior to the closing of the Merger. The Notes Payable – Related Party would either be repaid upon the consummation of the Merger, without interest, or at AAC’s discretion, up to $1.5 million of such Notes Payable – Related Party could be converted into Private Placement Warrants at a price of $1.00 per warrant on the date of the Merger.

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2.6 million, which was also due per its terms at the closing of the Merger was deferred and became due in monthly installments (including interest accruing from the closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. As of March 31, 2025, the outstanding balance of the Notes Payable – Related Party was $1.9 million within our condensed consolidated balance sheet.

Lincoln Park Purchase Agreement

On December 19, 2023, prior to the Merger, we entered into a Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $75.0 million of common stock from time to time over a 36-month period following the closing of the Merger.

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $10.0 million of shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement.

In connection with the Operational Cessation described above, the registration statement in connection with the Purchase Agreement is no longer effective (which is a condition to transactions under the Purchase Agreement).

Forward Purchase Agreement

On March 25, 2024, we entered into the Forward Purchase Agreement with Sandia, pursuant to which Sandia purchased, from the open market, 1,000,000 Recycled Shares and 500,000 Additional Shares. In April 2024, Sandia elected to terminate the transaction in part by exercising the Optional Early Termination provision under the Forward Purchase Agreement, pursuant to which 250,000 shares were terminated. We received payments totaling $2.5 million under the Optional Early Termination provision prescribed in the Forward Purchase Agreement.

On October 8, 2024, we received notice from Sandia accelerating the Valuation Date to October 8, 2024. As a result, we became obligated to pay Sandia $2.4 million in cash or shares. In June 2025, we satisfied its obligations under the Forward Purchase Agreement through the issuance of 6,591,000 shares of our common stock to Sandia.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(59)	$(2,147)
Net cash used in investing activities	—	(11)
Net cash provided by financing activities	—	6,096
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(71)	$3,919

Operating Activities

Net cash used in operating activities was $59 thousand for the three months ended March 31, 2025. Operating cash flows reflected a net loss of $0.8 million, partially offset by $0.6 million in non-cash charges and a $0.1 million net change in working capital. Non-cash charges included $0.5 million in non-cash interest expense, and $44 thousand in stock-based compensation. Changes in working capital was driven by a $48 thousand increase in accounts payable and a $94 thousand decrease in prepaid expenses and other current and non-current assets. As previously disclosed, we ceased operations in October 2024, resulting in limited activities during the quarter.

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2024. The factors affecting our operating cash flows during this period were our net loss of $22.3 million, partially offset by a net change in our operating assets and liabilities of $2.5 million and non-cash charges of $17.36 million. The non-cash charges primarily consisted of $9.8 million in loss on issuance of Senior Secured Notes, $0.2 million in stock-based compensation expense, $0.8 million in non-cash interest expense, $0.2 million in non-cash vendor payments, $0.1 million in non-cash lease expense, $1.7 million in equity line of credit commitment expense, and $4.9 million in the loss on the forward purchase contract. The change in operating assets and liabilities was driven by a $2.1 million increase in accounts payable, a $0.8 million decrease in accounts receivable, a $0.7 million increase in prepaid expenses and other current and non-current assets, a $0.6 million increase in accrued expenses and other current liabilities, a $0.1 million decrease in deferred revenue and a $0.1 million decrease in operating lease liabilities. The decrease in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in prepaid expenses and other current and non-current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The increase in accrued expenses and other current liabilities is primarily due to an increase in accrued legal and audit fees and an increase in accrued bonus costs, offset by the payment of sponsorship fees. The decrease in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2025.

During the three months ended March 31, 2024, net cash used in investing activities was $11 thousand, primarily consisting of purchases of property and equipment. The purchases of equipment during these periods were primarily related to computer equipment purchases.

Financing Activities

There were no cash flows from financing activities during the three months ended March 31, 2025.

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

Recent Financing and Restructuring Transactions

For a description of certain capital raising and restructuring activities we have conducted in 2025, see Note 19, Subsequent Events notes to the unaudited condensed consolidated financial statements contained in this Report.

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

Contractual Obligations and Other Commitments

As of March 31, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Other Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures were not effective:

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.2	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

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
(Principal Executive Officer)

