Form 10-Q
period 2025-06-30
Zapata Quantum, Inc.
filed 2025-12-09
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

TABLE OF CONTENTS

		Page
	PART I - Financial Information

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets – As of June 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – For the Three and Six Months Ended June 30, 2025 and 2024	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) – For the Six Months Ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2025 and 2024	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	33

	Part II - Other Information

Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3	Defaults Upon Senior Securities	35
Item 4	Mine Safety Disclosures	35
Item 5	Other Information	35
Item 6	Exhibits	35
		35
Signatures		36

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,356	$359
Accounts receivable ($1,567 and $1,567 from related parties, respectively)	1,595	1,595
Prepaid expenses and other current assets	324	229
Total current assets	3,275	2,183
Other non-current assets	493	550
Total assets	$3,768	$2,733
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable ($5,504 and $5,504 to related parties, respectively)	$13,927	$13,966
Accrued expenses and other current liabilities	2,141	2,611
Deferred legal fees	2,620	2,620
Deferred revenue	406	406
Forward purchase agreement settlement liability	—	2,436
Convertible promissory notes, current	2,842	—
Note payable - related party, current	—	1,618
Total current liabilities	21,936	23,657
Senior secured notes, non-current	1,195	2,237
Note payable - related party, non-current	—	312
Total liabilities	23,131	26,206
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.0001 par value; 600,000,000 and 600,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 92,961,506 and 43,589,506 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	4
Additional paid-in capital	106,498	104,301
Accumulated other comprehensive loss	(131)	(109)
Accumulated deficit	(125,739)	(127,669)
Total stockholders’ deficit	(19,363)	(23,473)
Total liabilities, convertible preferred stock and stockholders’ deficit	$3,768	$2,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue ($0, $1,168, $0 and $1,601 from related parties, respectively)	$—	$2,001	$—	$3,219
Cost of revenue	—	1,280	—	2,328
Gross profit	—	721	—	891
Operating expenses:
Sales and marketing ($0, $696, $0 and $1,391 from related parties, respectively)	—	2,193	—	3,841
Research and development	—	1,593	—	3,007
General and administrative	584	4,307	1,264	6,489
Total operating expenses	584	8,093	1,264	13,337
Loss from operations	(584)	(7,372)	(1,264)	(12,446)
Other income (expense):
Interest expense	(141)	(77)	(243)	(862)
Loss on issuance of forward purchase agreement derivative liability	—	—	—	(4,935)
Change in fair value of forward purchase agreement derivative liability	—	(8,228)	—	(8,228)
Loss on issuance of senior secured notes	—	—	—	(9,776)
Loss on extinguishment of senior secured note	(134)	—	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—	2,357	—
Gain on extinguishment of liabilities	1,197	—	1,197	—
Other income (expense), net	5	108	17	(1,636)
Total other income (expense), net	3,284	(8,197)	3,194	(25,437)
Net income (loss) before income taxes	2,700	(15,569)	1,930	(37,883)
Provision for income taxes	—	(7)	—	(13)
Net income (loss)	$2,700	$(15,576)	$1,930	$(37,896)
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.48)	$0.04	$(2.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.04	$(0.48)	$0.03	$(2.06)
Weighted-average common shares outstanding, basic	51,776,206	32,182,440	47,154,964	18,383,203
Weighted-average common shares outstanding, diluted	66,276,206	32,182,440	57,918,326	18,383,203
Net income (loss)	$2,700	$(15,576)	$1,930	$(37,896)
Foreign currency translation adjustment	(8)	(19)	(22)	(34)
Comprehensive income (loss)	$2,692	$(15,595)	$1,908	$(37,930)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the six months ended June 30, 2025 and 2023

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—
Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
Balances at March 31, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)
Issuance of common stock pursuant to the equity line of credit	—	—	5,419,287	2	5,300	—	—	5,302
Commitment shares issued pursuant to the equity line of credit	—	—	712,025	—	1,688	—	—	1,688
Partial early termination of the forward purchase agreement	—	—	—	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	—	—	229	—	—	229
Net loss	—	—	—	—	—	—	(15,576)	(15,576)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Balances at June 30, 2024	—	$—	35,255,013	$4	$100,545	$(83)	$(127,422)	$(26,956)

	Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)
Vesting of restricted stock units	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	44	—	—	44
Net loss	—	—	—	—	(770)	(770)
Cumulative translation adjustment	—	—	—	(14)	—	(14)
Balances at March 31, 2025	43,614,506	$4	$104,345	$(123)	$(128,439)	$(24,213)
Issuance of common stock resulting from the Consent agreement	34,000,000	3	7	—	—	10
Issuance of common stock resulting from the Conversion Agreements	15,347,000	2	2,116	—	—	2,118
Stock-based compensation expense	—	—	30	—	—	30
Net income	—	—	—	—	2,700	2,700
Cumulative translation adjustment	—	—	—	(8)	—	(8)
Balances at June 30, 2025	92,961,506	$9	$106,498	$(131)	$(125,739)	$(19,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$1,930	$(37,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	75
Non-cash interest expense	—	761
Non-cash vendor payments	—	150
Loss on issuance of senior secured note	—	9,776
Loss on issuance of forward purchase agreement derivative liability	—	4,935
Change in fair value of forward purchase agreement derivative liability	—	8,228
Stock-based compensation	74	420
Non-cash lease expense	—	170
Non-cash interest expense	195	—
Loss on extinguishment of senior secured note	134	—
Gain on extinguishment of forward purchase agreement settlement liability	(2,357)	—
Gain on extinguishment of liabilities	(1,197)	—
Equity line of credit commitment expense	—	1,688
Changes in operating assets and liabilities:
Accounts receivable	—	(568)
Prepaid expenses and other current and non-current assets	(37)	(881)
Accounts payable	74	5,457
Accrued expenses and other current liabilities	720	(5)
Deferred revenue	—	(8)
Deferred legal fees	—	(378)
Operating lease liabilities	—	(178)
Net cash used in operating activities	(464)	(8,254)
Cash flows from investing activities:
Purchases of property and equipment	—	(26)
Net cash used in investing activities	—	(26)
Cash flows from financing activities:
Payment of deferred offering costs	—	(2,929)
Proceeds from the exercise of stock options	—	68
Issuances of common stock under equity line of credit	—	5,300
Proceeds from the reverse recapitalization	—	12,636
Proceeds from the partial early termination of the forward purchase agreement	—	2,500
Payment of note payable - related party	—	(315)
Prepayment for forward purchase agreement	—	(10,986)
Proceeds from senior and senior secured notes	—	5,878
Proceeds from convertible notes, net	2,825	—
Payment of senior secured notes	(1,343)	—
Net cash provided by financing activities	1,482	12,152
Effect of exchange rate changes on cash and cash equivalents	(21)	(40)
Net increase (decrease) in cash and cash equivalents	997	3,832
Cash and cash equivalents and restricted cash at beginning of period	359	3,469
Cash and cash equivalents and restricted cash at end of period	$1,356	$7,301
Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$—	$14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$—	$352
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$—	$1,150
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,793
Debt issuance costs in included in accrued expenses and other current liabilities	$—	$35
Conversion of convertible preferred stock upon the reverse recapitalization	$—	$64,716
Issuance of common stock in connection with the equity line of credit commitment shares	$—	$1,688
Issuance of common stock in connection with settlement of liability	$2,039	$—
Issuance of common stock in connection with settlement of obligation	$79	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

1.	Nature of Business and Basis of Presentation

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

Zapata Quantum, Inc. is a holding company whose principal asset is its ownership interest in Legacy Zapata and operates and controls all of the businesses and operations of Legacy Zapata and its subsidiaries. Zapata Quantum Inc. and its predecessor, AAC, are collectively referred to herein as “Zapata” or the “Company”. On the Closing Date, AAC and Legacy Zapata, consummated a business combination (the “Merger”) (Note 3) pursuant to the Business Combination Agreement. In connection with the Closing of the Merger, AAC changed its name to Zapata Computing Holdings Inc. The Company’s common stock and warrants commenced trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the new trading symbols “ZPTA” and “ZPTAW”, respectively, on April 1, 2024. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, AAC, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Zapata, a direct wholly owned subsidiary of AAC, was treated as the accounting acquirer.

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

Since inception through June 30, 2025, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has generated net income of $1,930 for the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $125,739 and $127,669, respectively.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in the Note “2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual financial statements. There have been no material changes to significant accounting policies during the six months ended June 30, 2025, except as noted below.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Convertible Promissory Notes

The Company accounted for the Convertible Promissory Note (as defined in Note 8) at amortized cost. The Company noted that none of the optional conversion features are required to be bifurcated and separately accounted for as a derivative. Costs incurred related to the issuance of the Convertible Note were recorded as a debt discount, amortized over the term of the Convertible Note and were accounted for as interest expense in other income (expenses) within the condensed consolidated statement of operations and comprehensive income using the effective interest method.

Warrant Instruments

 The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. As of June 30, 2025 and December 31, 2024, the Company’s warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon in an aggregate amount of $14,660 into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $1,195 on the Senior Secured Notes remains outstanding as of June 30, 2025.

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

All revenue from contracts with customers was generated in the U.S. during the three and six months ended June 30, 2024. No revenue was recognized for the three and six months ended June 30, 2025 due to the Operational Cessation (Note 1) in the fourth quarter of 2024. Revenue from contracts with customers recognized for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point in time	$—	$735	$—	$735
Over time	—	1,266	—	2,484
Total	$—	$2,001	$—	$3,219

The Company’s balances resulting from contracts with customers include the following:

Contract Acquisition Costs— As of June 30, 2025 and December 31, 2024, the Company had no capitalized contract acquisition costs. There was $0 and $4 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024, respectively, and $0 and $23 recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025 and 2024.

Accounts Receivable—As of June 30, 2025 and December 31, 2024, there were accounts receivable due from related parties amounting to $1,567 and $1,567, respectively. As of June 30, 2025 and December 31, 2024, the Company had zero allowance for credit losses.

Deferred Revenue—Balances from contracts with customers for the six months ended June 30, 2025, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $1,567 and $1,567 from related parties at June 30, 2025 and December 31, 2024, respectively)	$1,567	$1,567
Unbilled accounts receivable (including $0 and $0 from related parties at June 30, 2025 and December 31, 2024, respectively)	28	28
Deferred revenue	406	406

Balances from contracts with customers for the year ended December 31, 2024, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $1,567 and $562 from related parties at December 31, 2024 and 2023, respectively)	$1,567	$1,341
Unbilled accounts receivable (including $0 and $267 from related parties at December 31, 2024 and 2023, respectively)	28	597
Deferred revenue	406	744

The following table summarizes customers who represent greater than 10% of the Company’s total revenue during the three and six months ended June 30, 2025, as well as customers who represent greater than 10% of the Company’s total accounts receivable as of June 30, 2025 and December 31, 2024:

	Percentage of Revenue							Percentage of Accounts Receivable
	Three Months Ended June 30,				Six Months Ended June 30,			June 30, 2025		December 31, 2024
	2025		2024		2025		2024
Customer A*	N/A	**	58%		N/A	**	50%	98%		98%
Customer B	N/A	**	18%		N/A	**	20%	N/A	**	N/A	**
Customer C	N/A	**	N/A	**	N/A	**	13%	N/A	**	N/A	**
Customer D	N/A	**	N/A	**	N/A	**	11%	N/A	**	N/A	**

*Related party

**Less than 10% of total revenue or accounts receivable

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

5. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value as of December 31, 2024:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$38	$—	$—	$38
	$38	$—	$—	$38

The Company does not have assets and liabilities that are measured at fair value at June 30, 2025.

For the six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued employee compensation and benefit	$77	$77
Accrued professional fees	187	1,312
Refunds payable	750	750
Accrued contract obligations	465	—
Accrued transaction cost	400	400
Other	262	72
Accrued expenses and other current liabilities	$2,141	$2,611

Refund Payable—The third party purchased a one-year subscription to the Company’s Orquestra Enterprise Solution on June 27, 2024, and prepaid $1,000 fee. Following the Company’s Operational Cessation (Note 1) and early termination of the subscription, the third party is entitled to a prorated refund of $750 for services it will no longer receive.

Accrued contract obligations—On February 12, 2024, the Company entered into Leap Cloud Subscription Agreement. As of June 30, 2025, the Company accrued $465 related to the agreement. (Note 16).

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

The Company recorded the derivative instrument as a liability on its condensed consolidated balance sheets and measured it at fair value with the initial value of the derivative instrument recorded as a loss on issuance of forward purchase agreement derivative liability in the consolidated statements of operations and comprehensive income (loss). The forward purchase agreement derivative liability was subsequently remeasured to fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss).

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

In June 2025, the Company entered into the Conversion Agreement with Sandia. Pursuant to the Conversion Agreement the Company settled its obligation under the Forward Purchase Agreement by issuing 6,591,000 shares of the Company’s common stock to Sandia. The Company and Sandia also entered into Universal Resale and Registration Provisions, which include lock-up restrictions limiting the sale, transfer, pledge, or other disposition of the common shares issued. As a result of the conversion, the Company derecognized $2,436 of forward purchase agreement settlement obligation, recorded the issuance of 6,591,000 shares of common stock, and recognized a gain on extinguishment of liabilities of $2,357.

8. Debt

The aggregate principal amount of debt outstanding as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Senior secured notes	$1,195	$2,237
Convertible promissory notes	2,842	—
Note payable - related parties	—	1,930
Total Debt	$4,037	$4,167

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Current liabilities:
Note payable - related parties	$—	$1,618
Convertible promissory notes	2,842	—
Debt, current portion	2,842	1,618
Non-current liabilities:
Note payable - related parties	—	312
Senior secured notes	1,195	2,237
Debt, net of current portion	1,195	2,549
Total Debt	$4,037	$4,167

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

In January 2025, one of the Senior Secured Notes of $1,000 and related accrued and unpaid interest of $157 was assigned from its original note holder to Sandia. The transfer did not modify the terms of the note or its accounting treatment.

In June 2025 the Company repaid the other Senior Secured Notes, which had an original principal amount of $1,000 and accrued and unpaid interest of $209. In connection with the repayment, the Company recognized a loss on debt extinguishment of $134 during the six months ended June 30, 2025.

The Company recognizes the remaining Senior Secured Note at amortized cost. As of June 30, 2025, the $1,195 of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes. The $1,195 of aggregate principal and accrued interest on the outstanding Senior Secured Notes mature on December 15, 2026.

Consent Agreement

In June 2025, the Company entered into a consent agreement (the “Consent Agreement”) with Sandia. Under the Consent Agreement, Sandia agreed to waive certain rights under its outstanding Senior Secured Note agreement, including default under the Senior Secured Note agreement arising from, or in connection with, the issuance of Convertible Promissory Notes described below, as well as any defaults existing as of the date of the Consent. In exchange for this waiver, the Company issued 34,000,000 shares of its common stock to Sandia. In addition, the Company entered into an intercreditor agreement with the collateral agent and Sandia providing for the relative rights with respect to the secured obligations of the Company.

The Consent was accounted for as a modification of the Senior Secured Note. The fair value of the issued shares of $10 would have been recorded as an increase to the existing debt discount and amortized over the remaining term of the Senior Secured Note. Due to immateriality, the amount was expensed in the six months ended June 30, 2025.

Convertible Promissory Notes

In June 2025 the Company entered into a security purchase agreement (“Purchase Agreement”) with accredited investors pursuant to which the Company sold and issued secured convertible promissory notes (“Convertible Promissory Notes”) and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $2,900. Under the Purchase Agreement, the Company may sell and issue the notes and the warrants for total gross proceeds of up to $3,000.

The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and mature in June 2026, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion.

The Convertible Promissory Notes may not be prepaid before the maturity date without the written consent of the holder and is secured pursuant to a Security Agreement entered into concurrently with the issuance.

The Convertible Promissory Notes are convertible into 75,000,000 shares of the Company’s common stock at the option of the holder at any time prior to repayment. The conversion price is $0.04 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, or recapitalizations (the “Conversion Price”). Upon conversion, any unpaid accrued interest is automatically forgiven.

The outstanding principal balance under the Convertible Promissory Notes automatically convert into common stock upon the closing of a Qualified Financing with aggregate gross proceeds of at least $5,000, at the Conversion Price. In the event of a Change of Control prior to maturity, the holder may elect to (i) have the outstanding principal and accrued interest repaid in full or (ii) convert the principal into shares of common stock at the Conversion Price. Accrued interest is forgiven upon such conversion.

Upon the occurrence of an Event of Default and written notice from the holder (or automatically upon certain bankruptcy-related events), the Convertible Promissory Notes become immediately due and payable, together with all accrued interest. Events of Default include (i) failure to pay principal or interest when due, (ii) breaches of covenants in the Convertible Promissory Notes or the Securities Purchase Agreement, (iii) bankruptcy or insolvency events, and (iv) defaults under other indebtedness exceeding $200.

In connection with the issuance of the Convertible Promissory Notes, the Company incurred debt issuance costs totaling $75. These costs were recorded as a reduction to the carrying value of the Convertible Promissory Notes and are amortized to interest expense over the one-year term using the effective interest method. The effective interest rate on the Convertible Note is 12.64%.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The Company accounts for its Convertible Promissory Notes at amortized cost. No portion of the proceeds was allocated to the conversion features, as the embedded conversion options did not require separate derivative accounting and the notes were not issued at a premium subject to ASC 470. The fair value of the warrants issued in connection with the notes was not material.

The Company recognized approximately $14 and $14 of interest expense for the three and six months ended June 30, 2025, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Interest expense attributable to the amortization of debt issuance costs incurred with third-party financing arrangements was immaterial for the three and six months ended June 30, 2025.

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

On March 28, 2024, the Notes Payable – Related Party were amended to defer repayment of the outstanding principal and accrued interest of $2,619. The amended terms require repayment in monthly installments, beginning thirty days after the Lincoln Park Registration Statement became effective on April 18, 2024 (Note 10). No note holders elected to convert their loans into warrants at Closing. The notes bear interest at 4.5% per annum and are accounted for at amortized cost.

In June 2025, the Company entered into Conversion Agreements with the note holders of the Notes Payable – Related Party. Pursuant to the Conversion Agreements the Company settled its Notes Payable – Related Party by issuing 5,407,000 shares of the Company’s common stock to the note holders. As a result of the conversion, the Company derecognized Notes Payable – Related Party of $1,998, and recorded the issuance of 5,407,000 shares of common stock. As of June 30, 2025, the outstanding balance was $0, with no unamortized debt discount.

As of June 30, 2025, future minimum payments required on the Senior Secured Note and the Convertible Promissory Notes are as follows:

Year Ending	Amount
2025 (remaining)	$—
2026	4,037
Total future minimum payments	4,037
Less: imputed interest	—
Total Debt	$4,037

 9. Convertible Preferred Stock

In connection with the Merger on March 28, 2024, each holder of Legacy Zapata Convertible Preferred Stock was converted into the right to receive 0.9141 shares of the Company’s common stock. The Company determined that the Merger constituted a deemed liquidation under its charter and, as such, the holders of the Convertible Preferred Stock were entitled to receive an amount per share equal to the greater of i) the applicable original issue price of the applicable series of the Convertible Preferred Stock, plus any dividends declared but unpaid thereon (the “Preference”), or ii) such amount per share as would have been payable had all shares of the Convertible Preferred Stock been converted into common stock immediately prior to the Merger (the “As Converted Amount”). Upon the Closing of the Merger, the Company determined that the As Converted Amount was greater than the Preference, and converted 14,222,580 shares of Convertible Preferred Stock into 13,001,114 shares of the Company’s common stock. The Company’s capital amounts prior to the Merger have been retrospectively restated as shares reflecting the conversion ratio of 0.9141 established in the Merger. Following the Closing, the Company has no shares of Convertible Preferred Stock outstanding.

Series C Convertible Preferred Stock

In June 2025, the Company entered into a series of conversion agreements (the “Conversion Agreements”) with certain creditors. Pursuant to the Conversion Agreements, certain creditors agreed to exchange $4,429 of accounts payable and accrued expenses for the issuance of 11,983 shares of the Company’s Series C Convertible preferred stock. As of June 30, 2025, the Company had not yet issued any Series C Convertible preferred stock under the Conversion Agreements.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

10. Common Stock

As of June 30, 2025 and December 31, 2024, the Company had authorized 600,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements. No Unvested Shares vested during the six months ended June 30, 2025.

Lincoln Park Purchase Agreement

The Company entered into two equity purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on December 19, 2023 (the “2023 Purchase Agreement”) and August 13, 2024 (the “2024 Purchase Agreement”). Under the 2023 Purchase Agreement, Lincoln Park committed to purchase up to $75,000 of the Company’s common stock over1 a 36-month period following the Merger Closing. The Company issued 712,025 shares as a $1,688 Commitment Fee on April 11, 2024. A related registration statement covering the shares issuable under the agreement was filed on April 12, 2024 and declared effective on April 18, 2024. As of June 30, 2025, the Company had issued 10,378,780 shares for total proceeds of $7,700 (excluding Commitment Shares).

Under the 2024 Purchase Agreement, Lincoln Park committed to purchase up to $10,000 of common stock over a 24-month period. The Company issued 500,000 Commitment Shares upon execution. The related registration statement was filed on September 3, 2024 and declared effective on September 9, 2024. As of June 30, 2025, the Company had issued 2,700,000 shares for total proceeds of $862 (excluding Commitment Shares).

Restricted Stock Units

A total of 25,000 RSUs during the six months ended June 30, 2025, and the corresponding shares were issued upon vesting (Note 12).

Consent Agreement

In June 2025, the Company entered into Consent Agreement with Sandia under which Sandia waived certain rights and existing defaults under the Senior Secured Note agreement related to the issuance of Convertible Promissory Notes. The Company issued 34,000,000 shares of common stock in exchange for such waiver (Note 8).

Conversion Agreements

In June 2025, pursuant to the Conversion Agreements (Note 9), the Company issued 3,349,000 shares of common stock to certain creditors in settlement of $1,238 of accounts payable and accrued expenses, resulting in a gain on extinguishment of $1,198.

Settlement of Forward Purchase Agreements

In June 2025, the Company issued 6,591,000 shares to Sandia to settle its $2,436 obligation under the Forward Purchase Agreement, resulting in a gain on extinguishment of $2,357 (Note 18).

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Settlement of Notes Payable - Related Parties

In June 2025, the Company issued 5,407,000 shares of common stock to related parties in settlement of notes payable of $1,998 (Note 8). The Company and note holders also entered into Universal Resale and Registration Provisions, which include lock-up restrictions limiting the sale, transfer, pledge, or other disposition of the common shares issued.

11. Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of June 30, 2025, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

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

As of June 30, 2025 and December 31, 2024, there were 48,999,982 and 11,500,000 Public Warrants outstanding, respectively. As of June 30, 2025 and December 31, 2024, there were 13,550,000 and 13,550,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

Warrants Issued in Connection with the Convertible Promissory Notes

In June 2025 the Company entered into a securities purchase agreements with accredited investors pursuant to which the Company sold and issued secured Convertible Promissory Notes and Warrants to purchase 37,500,000 shares of Common Stock for total gross proceeds of $3,000. The Warrants have a term of five years. The Warrants have an exercise price of $0.04 per share, subject to certain adjustments. At any time when a registration statement registering the resale of shares issuable upon exercise of the Warrants is not effective, the Warrants can be exercised on a cashless basis by the holders.

The Warrants on Convertible Promissory Notes qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

As of June 30, 2025, a total of 5,669,371 shares of common stock were reserved for issuance under the 2024 Plan, of which 200,000 shares of common stock were issued and outstanding, 25,000 shares of common stock were issuable upon the vesting of restricted awards, and 5,444,371 shares remained available for future grants.

Stock Options

The Company uses the Black-Scholes option-pricing model to value stock option awards; The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2024. No stock options were granted during the six months ended June 30, 2025.

Six Months Ended June 30,
2024
Risk-free interest rate	4.42% - 4.50%
Expected term (in years)	6.08
Expected volatility	60.00%
Expected dividend yield	0%

Stock options activity during the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	2,956,748	$2.34	6.01	$4,489
Forfeited and expired	(1,853,297)	2.07
Balance at June 30, 2025	1,103,451	$1.74	6.76	$—
Options vested and exercisable at June 30, 2025	666,015	$1.77	6.51	$—
Options vested and expected to vest at June 30, 2025	1,103,451	$1.74	6.76	$—

As of June 30, 2025, there was $346 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 2.9 years. The fair value of stock options that vested during the six months ended June 30, 2025 and 2024 was $131 and $354, respectively.

Restricted Stock Units (“RSU”)

Nonvested RSU activity during the six months ended June 30, 2025, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2024	50,000	$0.57
Vested	(25,000)	0.57
Unvested restricted stock units at June 30, 2025	25,000

As of June 30, 2025, the total unrecognized compensation cost related to unvested restricted common stock was $14. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 0.5 years. The fair value of RSU that vested during the six months ended June 30, 2025 was $14.

Awards Granted outside the Company’s Equity Incentive Plan

The Company issued 65,000,000 shares of restricted stock in June 2025, which vest monthly over a two-year period from the grant date. The grant-date fair value equals the fair value of the underlying common stock on the grant date.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Nonvested restricted common stock activity during the six months ended June 30, 2025, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2024	—	$ —
Granted	65,000,000	0.0004
Unvested restricted common stock at June 30, 2025	65,000,000

As of June 30, 2025, the total unrecognized compensation cost related to unvested restricted common stock was $25. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 1.95 years.

2024 Employee Stock Purchase Plan (“2024 ESPP”)

The Company adopted the 2024 ESPP in March 2024, and there were no material changes to the plan during the six months ended June 30, 2025.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$40	$—	$77
Sales and marketing	—	13	—	33
General and administrative	30	168	74	292
Cost of revenue	—	8	—	18
	$30	$229	$74	$420

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

On July 19, 2024, the Company entered into a six-month office lease for office space in the United States that qualifies as a short-term lease. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Lease expense for the six months ended June 30, 2025 was $2.

14. Segment Information

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive income (loss). The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of June 30, 2025 the Company does not have material long-term assets outside the U.S.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

15. Income Taxes

For the three and six months ended June 30, 2025, the Company did not record an income tax provision as it expects to continue generating net operating losses during the year. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $7 and $14, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

16. Commitments and Contingencies

Andretti Agreements – Related Party

On February 10, 2022, Legacy Zapata entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through December 2024. Through December 31, 2024, the Company has paid $3,500 under the agreement and for the six months ended June 30, 2025 and 2024, the Company recorded $0, $696, $0 and $1,391 in sales and marketing expense related to the sponsorship agreement. There was $4,500 included in accounts payable as of June 30, 2025 related to the sponsorship agreement.

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

The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of June 30, 2025.

Year ending	Amount
2025 (remaining)	$1,128
Total	$—

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

On February 12, 2024, the Company entered into an agreement with a third party under which the third party will host the Company’s quantum generative AI application on its cloud service and will provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement, which will be due and payable from April 2024 to February 2027. On June 27, 2024, the agreement was amended to extend the services through November 2028, and the aggregate fees payable from the Company increased to $4,063 over the extended term. As of June 30, 2025, the Company accrued $465 in accrued expense and the remaining purchase commitment for the cloud services is $3,368.

The cloud service agreement effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

17. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders, basic	$2,700	$(15,576)	$1,930	$(37,896)
Effect of potentially dilutive securities:
After-tax interest expense on convertible notes	14	—	14	—
Net income (loss) attributable to common stockholders	$2,714	$(15,576)	$1,944	$(37,896)
Denominator:
Weighted-average common shares outstanding, basic	51,776,206	32,182,440	47,154,964	18,383,203
Effect of potentially dilutive securities:
Convertible notes	14,500,000	—	7,250,000	—
Restricted stock	—	—	3,513,362	—
Weighted-average common shares outstanding, diluted	66,276,206	32,182,440	57,918,326	18,383,203

Net income (loss) per share attributable to common stockholders,
Basic	$0.05	$(0.48)	$0.04	$(2.06)
Diluted	$0.04	$(0.48)	$0.03	$(2.06)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated, since their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Senior Secured Notes, including accrued interest	140,612	253,859	140,612	253,859
Warrants to purchase common stock	62,549,982	25,049,982	62,549,982	25,049,982
Unvested Shares	1,129,630	1,129,630	1,129,630	1,129,630
Stock options to purchase common stock	1,103,451	3,623,419	1,103,451	3,623,419
Restricted stock	65,000,000	—	—	—
Restricted stock units	25,000	—	25,000	—
	129,948,675	30,056,890	64,948,675	30,056,890

18. Related Party Transactions

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to Legacy Zapata. For the six months ended June 30, 2025 and 2024, Legacy Zapata remitted fees of $0 and $15 to the member of its Board of Directors for these services.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with Legacy Zapata. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Legacy Zapata (Note 16), both of which expire on December 31, 2024. During the three and six months ended June 30, 2025 and 2024, the Company recorded $0, $433, $0 and $866 in revenue related to the enterprise solution subscription agreement.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

For the three and six months ended June 30, 2025 and 2024, the Company recorded $0, $696, $0 and $1,391 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service. The remaining committed future payments under the sponsorship agreement at June 30, 2025 include $4,500 in accounts payable at June 30, 2025. There was $1,567 and $1,567 due from related parties as of June 30, 2025 and December 31, 2024 and $5,504 and $5,504 of payables due to related parties in connection with these agreements as of June 30, 2025 and December 31, 2024, respectively.

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

In January 2025, a Senior Secured Note with $1,157 of principal and accrued interest was assigned to Sandia with no change to its terms. In June 2025, the Company issued 34,000,000 shares under a Consent Agreement in exchange for Sandia’s waiver of certain rights and defaults under the Senior Secured Note agreement. In June 2025, the Company issued 6,591,000 shares to Sandia to settle its $2,436 obligation under the Forward Purchase Agreement, resulting in a gain on extinguishment of $2,357.

19. Subsequent Events

The Company has evaluated all events subsequent to June 30, 2025 and through December 9, 2025, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

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

Conversion Agreements and Universal Resale and Registration Provisions

In October 2025, the Company entered into a series of conversion agreements with certain of its creditors. Pursuant to the Conversion Agreements certain creditors agreed to exchange an aggregate of approximately $1,558 of accounts payable and accrued expenses into 4,619,000 shares of the Company’s common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, which describe factors or events that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For periods prior to the closing of the Merger (as defined below), the use of “our,” “we”, the “Company” and words of similar import in this Item 2 refer to Zapata Quantum, Inc. (“Zapata”, or “Legacy Zapata”) or Andretti Acquisition Corp. (“AAC”), as the context requires.

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

Since our inception through June 30, 2025, we have financed our operations primarily through sales of our Convertible Preferred Stock and common stock and with issuances of Senior Notes, Senior Secured Notes and Convertible Notes. For the six months ended June 30, 2025 we generated net income of $1.9 million. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $125.7 million and $127.7 million, respectively.

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

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three and six months ended June 30, 2025 and 2024 were $0, $0.7 million, $0, and $1.4 million, respectively.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of fair value adjustments related to our Senior Secured Notes and derivative contract in connection with our Forward Purchase Agreement, loss associated with amendments to capital markets advisory agreements, gain on extinguishment of our Forward Purchase Agreement and extinguishment of liabilities pursuant to our Conversion Agreements, interest income, interest expense and foreign exchange gains and losses from our international operations.

Income Taxes

For the three and six months ended June 30, 2025, the Company did not record an income tax provision. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $7 and $14, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of June 30, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	%
	(in thousands)
Revenue ($0 and $1,168 from related parties, respectively)	$—	$2,001	$(2,001)	-100%
Cost of revenue	—	1,280	(1,280)	(100)
Gross profit	—	721	(721)	(100)
Operating expenses:
Sales and marketing ($0 and $696 from related parties, respectively)	—	2,193	(2,193)	(100)
Research and development	—	1,593	(1,593)	(100)
General and administrative	584	4,307	(3,723)	(86)
Total operating expenses	584	8,093	(7,509)	(93)
Loss from operations	(584)	(7,372)	6,788	(92)
Other income (expense):
Interest expense	(141)	(77)	(64)	83
Change in fair value of forward purchase agreement derivative liability	—	(8,228)	8,228	(100)
Loss on extinguishment of senior secured note	(134)	—	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—	2,357	—
Gain on extinguishment of liabilities	1,197	—	1,197	—
Other income, net	5	108	(103)	(95)
Total other income (expense), net	3,284	(8,197)	11,481	(140)
Net income (loss) before income taxes	2,700	(15,569)	18,269	(117)
Provision for income taxes	—	(7)	7	(100)
Net income (loss)	$2,700	$(15,576)	$18,276	-117%

Revenue

Revenue was $0 for the three months ended June 30, 2025, as compared to $2.0 million for the three months ended June 30, 2024. The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the three months ended June 30, 2025, as compared to $1.3 million for the three months ended June 30, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $0 for the three months ended June 30, 2025, as compared to $2.2 million for the three months ended June 30, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0 for the three months ended June 30, 2025, as compared to $1.6 million for the three months ended June 30, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the three months ended June 30, 2025, compared to $4.3 million for the three months ended June 30, 2024. The decrease of $3.7 million reflects the Operational Cessation. Expenses for the current quarter mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees.

Other Income (Expense), Net

Other income, net was $3.3 million for the three months ended June 30, 2025, compared to other expense, net of $8.2 million for the three months ended June 30, 2024. The $11.5 million favorable variance was primarily driven by the absence of an $8.2 million loss recognized in the prior-year period related to changes in the fair value of the Forward Purchase Agreement liability. Current-period results also include a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability and a $1.2 million gain on extinguishment of liabilities. These favorable items were partially offset by a $0.1 million loss on extinguishment of Senior Secured Note, $0.1 million decline in other income, net and $0.1 million increase in interest expense.

Provision for income taxes

There was no provision for income taxes during the three months ended June 30, 2025. The provision for income taxes during the three months ended June 30, 2024 was not material and was related to our foreign operations.

Comparison of the Six months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	%
	(in thousands)
Revenue ($0 and $1,601 from related parties, respectively)	$—	$3,219	$(3,219)	-100%
Cost of revenue	—	2,328	(2,328)	(100)
Gross profit	—	891	(891)	(100)
Operating expenses:
Sales and marketing ($0 and $1,391 from related parties, respectively)	—	3,841	(3,841)	(100)
Research and development	—	3,007	(3,007)	(100)
General and administrative	1,264	6,489	(5,225)	(81)
Total operating expenses	1,264	13,337	(12,073)	(91)
Loss from operations	(1,264)	(12,446)	11,182	(90)
Other income (expense):
Interest expense	(243)	(862)	619	(72)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)	4,935	(100)
Change in fair value of forward purchase agreement derivative liability	—	(8,228)
Loss on issuance of senior secured note	—	(9,776)	9,776	(100)
Loss on extinguishment of senior secured note	(134)	—	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—	2,357	—
Gain on extinguishment of liabilities	1,197	—	1,197	—
Other income (expense), net	17	(1,636)	1,653	(101)
Total other income (expense), net	3,194	(25,437)	28,631	(113)
Net income (loss) before income taxes	1,930	(37,883)	39,813	(105)
Provision for income taxes	—	(13)	13	(100)
Net income (loss)	$1,930	$(37,896)	$39,826	-105%

Revenue

Revenue was $0 for the six months ended June 30, 2025, as compared to $3.2 million for the six months ended June 30, 2024. The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the six months ended June 30, 2025, as compared to $2.3 million for the six months ended June 30, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $0 for the six months ended June 30, 2025, as compared to $3.8 million for the six months ended June 30, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0 for the six months ended June 30, 2025, as compared to $3.0 million for the six months ended June 30, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the six months ended June 30, 2025, compared to $6.5 million for the six months ended June 30, 2024. The decrease of $5.2 million reflects the Operational Cessation. Expenses for the current period mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees.

Other Expense, Net

Other income, net was $3.2 million for the six months ended June 30, 2025, compared to other expense, net of $25.4 million for the six months ended June 30, 2024. The $28.6 million favorable variance was primarily attributable to the nonrecurrence in the current period of the following prior period charges: (i) $9.8 million loss related to the issuance of Senior Secured Notes, (ii) an $8.2 million loss resulting from the change in fair value of Forward Purchase Agreement, (iii) a $4.9 million loss on issuance of Forward Purchase Agreement, and (iv) $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement. Additionally, interest expense decreased by $0.6 million, primarily due to the conversion of a majority of the Senior Notes to equity upon closing of the merger in the first quarter of 2024.

Other income, net for the six months ended June 30, 2025 includes a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability, and a $1.2 million gain on extinguishment of liabilities. These favorable items were partially offset by a $0.1 million loss on extinguishment of Senior Secured Note.

Provision for income taxes

There was no provision for income taxes during the six months ended June 30, 2025. The provision for income taxes during the six months ended June 30, 2024 was not material and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock and the issuance of Convertible Notes. As of June 30, 2025, we had cash and cash equivalents of $1.4 million. Since our inception through June 30, 2025, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million, received $14.5 million from the issuance of Senior Notes and Senior Secured Notes, $8.6 million in proceeds under an equity line of credit and $2.9 million in proceeds from the issuance of Convertible Promissory Notes. Our principal use of cash is to fund our operations and platform development to support our growth.

As of November 30, 2025, we had approximately $2.1 million in cash. We do not have sufficient capital to meet our working capital needs for the 12 months following the date we file this Report.

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our common stock. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

In June 2025, we repaid a portion of our Senior Secured Notes, which had an original principal amount of $1.0 million and accrued interest of $0.2 million. In connection with the repayment, we recognized a loss on debt extinguishment of $0.1 million during the six months ended June 30, 2025. As of June 30, 2025, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1.2 million.

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

In June 2025, we entered into Conversion Agreements with the note holders of the Notes Payable – Related Party. As a result of the conversion, we derecognized Notes Payable – Related Party of $2.0 million, and recorded the issuance of 5,407,000 shares of common stock. As of June 30, 2025, there was no outstanding balance under the Notes Payable – Related Party.

Lincoln Park Purchase Agreement

On December 19, 2023, prior to the Merger, we entered into a Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $75.0 million of common stock from time to time over a 36-month period following the closing of the Merger.

On August 13, 2024, we entered into the 2024 Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, an aggregate of up to $10.0 million shares of common stock from time to time over a 24-month period upon the satisfaction of certain conditions contained in the 2024 Purchase Agreement.

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

On October 8, 2024, we received notice from Sandia accelerating the Valuation Date to October 8, 2024. As a result, we became obligated to pay Sandia $2.4 million in cash or shares. In June 2025, we satisfied our obligation under the Forward Purchase Agreement through the issuance of 6,591,000 shares of our common stock to Sandia and recognized a gain on extinguishment of the Forward Purchase Agreement liability of $2.4 million.

Convertible Promissory Notes

In June 2025, we entered into a security purchase agreement with accredited investors pursuant to which we sold and issued secured Convertible Promissory Notes and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3,000. The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and mature in June 2026, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion.

The Convertible Promissory Notes are convertible into 75,000,000 shares of our common stock at the option of the holder at any time prior to repayment. The conversion price is $0.04 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, or recapitalizations. Upon conversion, any unpaid accrued interest is automatically forgiven.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(464)	$(8,254)
Net cash used in investing activities	—	(26)
Net cash provided by financing activities	1,482	12,152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	(40)
Net increase in cash, cash equivalents and restricted cash	$(997)	$3,832

Operating Activities

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2025. Operating cash flows reflected net income of $1.9 million and a $0.8 million net increase in working capital, partially offset by offset by $3.2 million in net non-cash charges. Changes in working capital were primarily driven by a $0.7 million increase in accrued expenses and other current liabilities, and a $73 thousand increase in accounts payable, partially offset by a $37 thousand increase in prepaid expenses and other current and non-current assets. Non-cash charges included $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability, and $1.2 million gain on extinguishment of liabilities, partially offset by $0.2 million in non-cash interest expense, $0.1 million loss on extinguishment of Senior Secured Note and $0.1 million in stock-based compensation.

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2024. The factors affecting our operating cash flows during this period were our net loss of $37.9 million, partially offset by a net change in our operating assets and liabilities of $3.4 million and non-cash charges of $26.2 million. The non-cash charges primarily consisted of $9.8 million in the loss on issuance of Senior Secured Notes, $0.4 million in stock-based compensation expense, $0.8 million in non-cash interest expense, $0.2 million in non-cash vendor payments, $0.2 million in non-cash lease expense, $1.7 million in equity line of credit commitment expense, $8.2 million in change in fair value of forward purchase contract, $0.1 million in depreciation and amortization expense and $4.9 million in the loss on the forward purchase contract. The change in operating assets and liabilities was driven by a $5.5 million increase in accounts payable, partially offset by a $0.6 million increase in accounts receivable, a $0.9 million increase in prepaid expenses and other current and non-current assets, a $0.0 million decrease in accrued expenses and other current liabilities, a $0.4 million decrease in deferred legal fees and a $0.2 million decrease in operating lease liabilities. The increase in accounts receivable is due to the timing of billings and collections from customer contracts. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in prepaid expenses and other current and non-current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The decrease in accrued expenses and other current liabilities was primarily due to the payment of legal and audit fees. The decrease in deferred legal fees resulted from payments of fees. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

There were no cash flows from investing activities during the six months ended June 30, 2025.

Net cash used in investing activities was $26 thousand for the six months ended June 30, 2024, primarily attributable to purchases of property and equipment, consisting mainly of computer equipment.

Financing Activities

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2025. This amount primarily reflects $2.8 million in net proceeds received from the issuance of Convertible Promissory Notes, partially offset by the repayment of $1.3 million of Senior Secured Notes.

Net cash provided by financing activities was $12.2 million for the six months ended June 30, 2024. This amount primarily reflects $12.6 million in proceeds received in connection with the closing of the Merger, $5.9 million from the issuance of Senior Secured Notes, $5.3 million from issuances of common stock under the equity line of credit, $2.5 million from the partial early termination of the Forward Purchase Agreement and $0.1 million from the exercises of stock options. These inflows were partially offset by the repayment of $0.3 million of notes payable to related parties, $2.9 million in deferred offering costs payment and $11.0 million prepayment under the Forward Purchase Agreement.

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

Contractual Obligations and Other Commitments

As of June 30, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Other Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2025, our disclosure controls and procedures were not effective:

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.2	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
4.1	Form of Note		8-K	4.1	6/18/25
4.2	Form of Warrant		8-K	4.2	6/18/25
10.1	Form of Conversion Agreement+		8-K	10.1	6/18/25
10.2	Form of Securities Purchase Agreement+		8-K	10.2	6/18/25
10.3	Form of Consent Agreement		8-K	10.3	6/18/25
10.4	Form of Universal Resale and Registration Provisions+		8-K	10.4	6/18/25
10.5	Form of Security Agreement+		8-K	10.5	6/18/25
10.6	Form of Intercreditor Agreement		8-K	10.6	6/18/25
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

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

