Form 10-Q
period 2025-09-30
Zapata Quantum, Inc.
filed 2025-12-09
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

TABLE OF CONTENTS

		Page
	PART I - Financial Information

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets – As of September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – For the Three and Nine Months Ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) – For the Nine Months Ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2025 and 2024	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	33

	Part II - Other Information

Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3	Defaults Upon Senior Securities	35
Item 4	Mine Safety Disclosures	35
Item 5	Other Information	35
Item 6	Exhibits	35
		35
Signatures		36

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$919	$359
Accounts receivable ($1,567 and $1,567 from related parties, respectively)	1,595	1,595
Prepaid expenses and other current assets	323	229
Total current assets	2,837	2,183
Other non-current assets	464	550
Total assets	$3,301	$2,733
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable ($5,504 and $5,504 to related parties, respectively)	$12,238	$13,966
Accrued expenses and other current liabilities	2,442	2,611
Deferred legal fees	—	2,620
Deferred revenue	406	406
Forward purchase agreement settlement liability	—	2,436
Convertible promissory notes, current	3,037	—
Note payable - related party, current	—	1,618
Total current liabilities	18,123	23,657
Senior secured notes	1,234	2,237
Note payable - related party, non-current	—	312
Total liabilities	19,357	26,206
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Convertible preferred stock (Series C), $0.0001 par value; 13,000 and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively; 11,983 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 600,000,000 and 600,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 101,086,506 and 43,589,506 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10	4
Additional paid-in capital	106,551	104,301
Accumulated other comprehensive loss	(143)	(109)
Accumulated deficit	(122,474)	(127,669)
Total stockholders’ deficit	(16,056)	(23,473)
Total liabilities, convertible preferred stock and stockholders’ deficit	$3,301	$2,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue ($0, ($302), $0, and $1,300 from related parties, respectively)	$—	$657	$—	$3,876
Cost of revenue	—	913	—	3,241
Gross profit	—	(256)	—	635
Operating expenses:
Sales and marketing ($0, $696, $0 and $2,087 from related parties, respectively)	6	2,069	6	5,910
Research and development	—	1,371	—	4,378
General and administrative	1,023	3,926	2,287	10,415
Total operating expenses	1,029	7,366	2,293	20,703
Loss from operations	(1,029)	(7,622)	(2,293)	(20,068)
Other income (expense):
Interest expense	(136)	(55)	(379)	(917)
Loss on issuance of forward purchase agreement derivative liability	—	—	—	(4,935)
Change in fair value of forward purchase agreement derivative liability	—	11,376	—	3,148
Loss on issuance of senior secured notes	—	—	—	(9,776)
Loss on extinguishment of senior secured note	—	—	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	—	—	2,357
Gain on extinguishment of liabilities	4,417	—	5,614	—
Other income (expense), net	13	(210)	30	(1,846)
Total other income (expense), net	4,294	11,111	7,488	(14,326)
Net income (loss) before income taxes	3,265	3,489	5,195	(34,394)
Provision for income taxes	—	(7)	—	(20)
Net income (loss)	$3,265	$3,482	$5,195	$(34,414)
Net income (loss) per share attributable to common stockholders, basic	$0.03	$0.09	$0.08	$(1.37)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.09	$0.05	$(1.37)
Weighted-average common shares outstanding, basic	96,159,322	39,400,332	63,669,253	25,060,758
Weighted-average common shares outstanding, diluted	214,805,649	39,425,636	107,973,714	25,060,758
Net income (loss)	$3,265	$3,482	$5,195	$(34,414)
Foreign currency translation adjustment	(12)	(12)	(34)	(46)
Comprehensive income (loss)	$3,253	$3,470	$5,161	$(34,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the nine months ended September 30, 2025 and 2024

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	14,222,580	$64,716	5,118,553	$—	$14,633	$(49)	$(89,526)	$(74,942)
Retroactive application of reverse recapitalization	(1,221,466)	—	(439,603)	—	—	—	—	—
Adjusted balance, beginning of period	13,001,114	64,716	4,678,950	—	14,633	(49)	(89,526)	(74,942)
Issuance of common stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Stock-based compensation expense	—	—	—	—	191	—	—	191
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of common stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of common stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	64,716
Issuance of common stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Net loss	—	—	—	—	—	—	(22,320)	(22,320)
Cumulative translation adjustment	—	—	—	—	—	(15)	—	(15)
Balances at March 31, 2024	—	$—	29,123,701	$2	$90,828	$(64)	$(111,846)	$(21,080)
Issuance of common stock pursuant to the equity line of credit	—	—	5,419,287	2	5,300	—	—	5,302
Commitment shares issued pursuant to the equity line of credit	—	—	712,025	—	1,688	—	—	1,688
Partial early termination of the forward purchase agreement	—	—	—	—	2,500	—	—	2,500
Stock-based compensation expense	—	—	—	—	229	—	—	229
Net loss	—	—	—	—	—	—	(15,576)	(15,576)
Cumulative translation adjustment	—	—	—	—	—	(19)	—	(19)
Balances at June 30, 2024	—	$—	35,255,013	$4	$100,545	$(83)	$(127,422)	$(26,956)
Issuance of common stock pursuant to the equity line of credit	—	—	7,059,493	—	3,112	—	—	3,112
Commitment shares issued pursuant to the equity line of credit	—	—	500,000	—	268	—	—	268
Issuance of common stock under the 2024 Plan	—	—	150,000	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	199	—	—	199
Net loss	—	—	—	—	—	—	3,482	3,482
Cumulative translation adjustment	—	—	—	—	—	(12)	—	(12)
Balances at September 30, 2024	—	$—	42,964,506	$4	$104,209	$(95)	$(123,940)	$(19,822)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	—	$—	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)
Vesting of restricted stock units	—	—	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	44	—	—	44
Net income	—	—	—	—	—	—	(770)	(770)
Cumulative translation adjustment	—	—	—	—	—	(14)	—	(14)
Balances at March 31, 2025	—	$—	43,614,506	$4	$104,345	$(123)	$(128,439)	$(24,213)
Issuance common stock resulting from the Consent agreement	—	—	34,000,000	3	7	—	—	10
Issuance common stock resulting from the Conversion Agreements	—	—	15,347,000	2	2,116	—	—	2,118
Stock-based compensation expense	—	—	—	—	30	—	—	30
Net income	—	—	—	—	—	—	2,700	2,700
Cumulative translation adjustment	—	—	—	—	—	(8)	—	(8)
Balances at June 30, 2025	—	$—	92,961,506	$9	$106,498	$(131)	$(125,739)	$(19,363)
Vesting of restricted stock	—	—	8,125,000	1	(1)	—	—	—
Issuance of Series C Convertible Preferred Stock	11,983	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	42	—	—	42
Net income	—	—	—	—	—	—	3,265	3,265
Cumulative translation adjustment	—	—	—	—	—	(12)	—	(12)
Balances at September 30, 2025	11,983	$—	101,086,506	$10	$106,551	$(143)	$(122,474)	$(16,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5,195	$(34,414)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	109
Non-cash interest expense	333	816
Non-cash vendor payments	—	150
Loss on issuance of forward purchase agreement derivative liability	—	4,935
Loss on issuance of senior secured notes	—	9,776
Change in fair value of forward purchase agreement derivative liability	—	(3,148)
Stock-based compensation	116	704
Non-cash lease expense	—	241
Loss on extinguishment of senior secured note	134	—
Gain on extinguishment of forward purchase agreement settlement liability	(2,357)	—
Gain on extinguishment of liabilities	(5,614)	—
Equity line of credit commitment expense	—	1,956
Changes in operating assets and liabilities:
Accounts receivable	—	(43)
Prepaid expenses and other current and non-current assets	(7)	(912)
Accounts payable	206	6,611
Accrued expenses and other current liabilities	1,009	(1,279)
Deferred revenue	—	329
Deferred legal fees	—	(678)
Operating lease liabilities	—	(252)
Net cash used in operating activities	(985)	(15,099)
Cash flows from investing activities:
Purchases of property and equipment	—	(34)
Net cash used in investing activities	—	(34)
Cash flows from financing activities:
Payment of deferred offering costs	—	(2,929)
Proceeds from the exercise of stock options	—	68
Issuances of common stock under equity line of credit	—	8,414
Proceeds from the reverse recapitalization	—	12,637
Proceeds from the partial early termination of the forward purchase agreement	—	2,500
Payment of note payable - related party	—	(635)
Prepayment for forward purchase agreement	—	(10,986)
Proceeds from senior and senior secured notes, net	—	5,877
Proceeds from convertible notes, net	2,925	—
Payment of senior secured notes	(1,343)	—
Net cash provided by financing activities	1,582	14,946
Effect of exchange rate changes on cash and cash equivalents	(37)	(43)
Net increase (decrease) in cash and cash equivalents	560	(230)
Cash and cash equivalents and restricted cash at beginning of period	359	3,469
Cash and cash equivalents and restricted cash at end of period	$919	$3,239
Supplemental disclosures
Issuance of common stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$—	$14,660
Issuance of common stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$—	$352
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$—	$1,150
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,793
Debt issuance costs in included in accrued expenses and other current liabilities	$—	$35
Conversion of convertible preferred stock upon the reverse recapitalization	$—	$64,716
Issuance of common stock in connection with the equity line of credit commitment shares	$—	$7,561,180
Issuance of common stock under 2024 Equity and Incentive Plan	$—	$150,000
Issuance of common stock in connection with settlement of liability	$2,039	$—
Issuance of common stock in connection with settlement of obligation	$79	$—
Issuance of series C preferred stock in connection with settlement of liability	$4,427	$—

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

Since inception through September 30, 2025, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and common stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company has generated net income of $5,195 for the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $122,474 and $127,669, respectively.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital through future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities .

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the nine months ended September 30, 2025, except as noted below.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Convertible Promissory Notes

The Company accounted for the Convertible Promissory Note (as defined in Note 8) at amortized cost. The Company noted that none of the optional conversion features are required to be bifurcated and separately accounted for as a derivative. Costs incurred related to the issuance of the Convertible Note were recorded as a debt discount, amortized over the term of the Convertible Note and were accounted for as interest expense in other income (expenses) within the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method.

Warrant Instruments

 The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance. The assessment considers whether the instruments are freestanding financial instruments, meet the definition of a liability, and whether the instruments meet all of the requirements for equity classification, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. As of September 30, 2025 and December 31, 2024, the Company’s warrants qualify for equity classification. Accordingly, the warrants were initially measured at fair value and recorded within additional paid-in capital with no subsequent remeasurement.

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s common stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon into 3,257,876 shares of the Company’s common stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $1,234 on the Senior Secured Notes remains outstanding as of September 30, 2025.

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

All revenue from contracts with customers was generated in the U.S. during the three and nine months ended September 30, 2024. No revenue was recognized for the three and nine months ended September 30, 2025 due to the Operational Cessation (Note 1) in the fourth quarter of 2024. Revenue from contracts with customers recognized for the three and nine months ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point in time	$—	$(735)	$—	$—
Over time	—	1,392	—	3,876
Total	$—	$657	$—	$3,876

The Company’s balances resulting from contracts with customers include the following:

Contract Acquisition Costs— No deferred transaction costs were recorded as of September 30, 2025 or December 31, 2024. There was $0 and $10 of amortization of contract acquisition costs recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2025 and 2024, respectively, and $0 and $29 recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025 and 2024.

Accounts Receivable—As of September 30, 2025 and December 31, 2024, there were accounts receivable due from related parties amounting to $1,567 and $1,567, respectively. As of September 30, 2025 and December 31, 2024, the Company had zero allowance for credit losses.

Deferred Revenue—Balances from contracts with customers for the nine months ended September 30, 2025, consist of the following:

	End of Period	Beginning of Period
Accounts receivable (including $1,567 and $1,567 from related parties at September 30, 2025 and December 31, 2024, respectively)	$1,567	$1,567
Unbilled accounts receivable (including $0 and $0 from related parties at September 30, 2025 and December 31, 2024, respectively)	28	28
Deferred revenue	406	406

Balances from contracts with customers for the year ended December 31, 2024, consist of the following:

	End of Year	Beginning of Year
Accounts receivable (including $562 and $0 from related parties at December 31, 2024 and 2023, respectively)	$1,567	$1,341
Unbilled accounts receivable (including $267 and $534 from related parties at December 31, 2024 and 2023, respectively)	28	597
Deferred revenue	406	744

The following table summarizes customers who represent greater than 10% of the Company’s total revenue during the three and nine months ended September 30, 2025, as well as customers who represent greater than 10% of the Company’s total accounts receivable as of September 30, 2025 and December 31, 2024:

	Percentage of Revenue						Percentage of Accounts Receivable
	Three Months Ended September 30,			Nine Months Ended September 30,			September 30, 2025		December 31, 2024
	2025		2024	2025		2024
Customer A*	N/A	**	-46%	N/A	**	34%	98%		79%
Customer B	N/A	**	37%	N/A	**	23%	N/A	**	N/A	**
Customer C	N/A	**	41%	N/A	**	17%	N/A	**	19%
Customer D	N/A	**	16%	N/A	**	12%	N/A	**	N/A	**
Customer E	N/A	**	38%	N/A	**	N/A **	N/A	**	N/A	**

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2025.

For the nine months ended September 30, 2025 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued employee compensation and benefit	$77	$77
Accrued professional fees	201	1,312
Refunds payable	750	750
Accrued contract obligations	717	—
Other	697	472
Accrued expenses and other current liabilities	$2,442	$2,611

Refund Payable—The third party purchased a one-year subscription to the Company’s Orquestra Enterprise Solution on June 27, 2024, and prepaid $1,000 fee. Following the Company’s Operational Cessation (Note 1) and early termination of the subscription, the third party is entitled to a prorated refund of $750 for services it will no longer receive.

Accrued contract obligations—On February 12, 2024, the Company entered into Leap Cloud Subscription Agreement. As of September 30, 2025, the Company accrued $717 related to the agreement (Note 16).

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

8. Debt

The aggregate principal amount of debt outstanding as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Senior secured notes	$1,234	$2,237
Convertible promissory notes	3,037	—
Note payable - related parties	—	1,930
Total Debt	$4,271	$4,167

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Current liabilities:
Note payable - related parties	$—	$1,618
Convertible promissory notes	3,037	—
Debt, current portion	3,037	1,618
Non-current liabilities:
Note payable - related parties	—	312
Senior secured notes	1,234	2,237
Debt, net of current portion	1,234	2,549
Total Debt	$4,271	$4,167

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

In January 2025, one of the Senior Secured Notes of $1,000 and related accrued and unpaid interest of $158 was assigned from its original note holder to Sandia. The transfer did not modify the terms of the note or its accounting treatment.

In June 2025 the Company repaid the other Senior Secured Notes, which had an original principal amount of $1,000 and accrued interest of $209. In connection with the repayment, the Company recognized a loss on debt extinguishment of $134 during the nine months ended September 30, 2025.

The Company recognizes the remaining Senior Secured Note at amortized cost. As of September 30, 2025, the $1,234 of aggregate principal and accrued interest on the outstanding Senior Secured Notes did not include any associated costs that are being recorded as a debt discount and amortized over the remaining term of the outstanding Senior Secured Notes. The $1,234 of aggregate principal and accrued interest on the outstanding Senior Secured Notes mature on December 15, 2026.

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

The Consent was accounted for as a modification of the Senior Secured Note. The fair value of the issued shares of $10 would have been recorded as an increase to the existing debt discount and amortized over the remaining term of the Senior Secured Note. Due to immateriality, the amount was expensed in the nine months ended September 30, 2025.

Convertible Promissory Notes

In June 2025 the Company entered into a security purchase agreement with accredited investors pursuant to which the Company sold and issued secured convertible promissory notes (“Convertible Promissory Notes”) and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3,000.

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

The Company recognized approximately $77 and $91 of interest expense for the three and nine months ended September 30, 2025, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Interest expense attributable to the amortization of debt issuance costs incurred with third-party financing arrangements was immaterial for the three and nine months ended September 30, 2025.

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

In June 2025, the Company entered into Conversion Agreements with the note holders of the Notes Payable – Related Party. Pursuant to the Conversion Agreements the Company settled its Notes Payable – Related Party by issuing 5,407,000 shares of the Company’s common stock to the note holders. As a result of the conversion, the Company derecognized Notes Payable – Related Party of $1,998, and recorded the issuance of 5,407,000 shares of common stock. As of September 30, 2025, the outstanding balance was $0, with no unamortized debt discount.

As of September 30, 2025, future minimum payments required on the Senior Secured Note and the Convertible Promissory Notes are as follows:

Year Ending	Amount
2025 (remaining)	$—
2026	4,271
Total future minimum payments	4,271
Less: imputed interest	—
Total Debt	$4,271

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

On July 18, 2025, the Company filed the Certificate of Designations of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of the Company designating and authorizing the issuance of up to 13,000 shares of Series C Convertible Preferred Stock. Subsequently, on November 4, 2025, the Company filed a Certificate of Amendment to the Certificate of Designations to increase the number of authorized and designated shares of Series C Convertible Preferred Stock to 23,000 shares.

On July 22, 2025, the Company issued a total of 11,983 shares of the Company’s Series C Convertible Preferred Stock (convertible into 11,983,000 shares of common stock) to two creditors in settlement of $4,429 of accounts payable and accrued expenses pursuant to the Conversion Agreements As a result of the issuance of the Series C Convertible preferred stock, the Company recognized a gain on extinguishment of liabilities of $4,417.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

As of September 30, 2025, the authorized, issued, and outstanding Series C Convertible Preferred Stock and their principal were as follows:

		September 30, 2025
	Par Value	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series C Preferred Stock	0.0001	13,000	11,983	$4,429	$—	11,983,000
		13,000	11,983	$4,429	$—	11,983,000

Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of common stock of the Company at the election of the holder, subject to certain adjustments and to beneficial ownership limitations. Each share of Series C Convertible Preferred Stock shall be entitled to vote with the Company’s common stock on an as-converted basis, subject to beneficial ownership limitations. The holders of Series C Convertible Preferred Stock shall rank pari passu with the holders of common stock with respect to any liquidation, dissolution or winding up of the Company. The Series C Convertible Preferred Stock are not redeemable.

10. Common Stock

As of September 30, 2025 and December 31, 2024, the Company had authorized 600,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote, together with the holders of the Series C Convertible Preferred Stock (on an as-converted basis), on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s condensed consolidated financial statements. No Unvested Shares vested during the nine months ended September 30, 2025.

Lincoln Park Purchase Agreement

The Company entered into two equity purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on December 19, 2023 (the “2023 Purchase Agreement”) and August 13, 2024 (the “2024 Purchase Agreement”). Under the 2023 Purchase Agreement, Lincoln Park committed to purchase up to $75,000 of the Company’s common stock over a 36-month period following the Merger Closing. The Company issued 712,025 shares as a $1,688 Commitment Fee on April 11, 2024. A related registration statement covering the shares issuable under the agreement was filed on April 12, 2024 and declared effective on April 18, 2024. As of September 30, 2025, the Company had issued 10,378,780 shares for total proceeds of $7,700 (excluding Commitment Shares).

Under the 2024 Purchase Agreement, Lincoln Park committed to purchase up to $10,000 of common stock over a 24-month period. The Company issued 500,000 Commitment Shares upon execution. The related registration statement was filed on September 3, 2024 and declared effective on September 9, 2024. As of September 30, 2025, the Company had issued 2,700,000 shares for total proceeds of $862 (excluding Commitment Shares).

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Restricted Awards

During the nine months ended September 30, 2025, 25,000 RSUs and 8,125,000 restricted stock vested. The related shares were issued upon vesting (Note 12).

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

Settlement of Forward Purchase Agreement

In June 2025, the Company issued 6,591,000 shares to Sandia to settle its $2,436 obligation under the Forward Purchase Agreement, resulting in a gain on extinguishment of $2,357 (Note 7).

Settlement of Notes Payable – Related Party

In June 2025, the Company issued 5,407,000 shares of common stock to related parties in settlement of notes payable of $1,998 (Notes 8 and 18). The Company and note holders also entered into Universal Resale and Registration Provisions, which include lock-up restrictions limiting the sale, transfer, pledge, or other disposition of the common shares issued.

11. Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s common stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s common stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of September 30, 2025, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

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

As of September 30, 2025 and December 31, 2024, there were 48,999,982 and 11,500,000 Public Warrants outstanding, respectively. As of September 30, 2025 and December 31, 2024, there were 13,550,000 and 13,550,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Warrants on Convertible Promissory Notes

In June 2025 the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company sold and issued secured Convertible Promissory Notes and Warrants to purchase 37,500,000 shares of Common Stock for total gross proceeds of $3,000. The Warrants have a term of five years. The Warrants have an exercise price of $0.04 per share, subject to certain adjustments. At any time when a registration statement registering the resale of shares issuable upon exercise of the Warrants is not effective, the Warrants can be exercised on a cashless basis by the holders.

The Warrants on Convertible Promissory Notes qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

August 2025 Warrant

On August 29, 2025, the Company issued 1,200,000 warrants with an exercise price of $0.04 per share. The warrants are subject to service conditions and vest monthly over twenty-four months. The warrants are classified as equity, and their fair value was measured using the Black-Scholes option-pricing model. The fair value of the warrants on the date of issuance was immaterial.

12. Compensation Plans

In March 2024, the Company adopted the 2024 Equity and Incentive Plan (the “2024 Plan”) and there were not material changes to the plan during the nine months ended September 30, 2025. Under the 2024 Plan, the initial maximum number of shares of common stock reserved and available for issuance is 3,491,146 shares, subject to an annual increase on January 1 of each year, beginning January 1, 2025, equal to up to 5% of the total number of shares of common stock outstanding as of the immediately preceding December 31. Pursuant to the plan’s annual evergreen provision, the share pool was automatically increased by 5% of the Company’s outstanding common stock as of December 31, 2024, resulting in an additional 2,178,225 shares reserved effective January 1, 2025.

As of September 30, 2025, a total of 5,669,371 shares of common stock were reserved for issuance under the 2024 Plan, of which 200,000 shares of common stock were issued and outstanding, 25,000 shares of common stock were issuable upon the vesting of restricted awards, and 5,444,371 shares remained available for future grants.

Stock Options

The Company uses the Black-Scholes option-pricing model to value stock option awards; the following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.76% - 3.97%	4.32% - 4.50%
Expected term (in years)	5.26 - 6.08	6.00
Expected volatility	46.18% - 48.50%	60.00%
Expected dividend yield	0%	0%

Stock option activity during the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	2,956,748	$2.34	6.01	$—
Granted	24,650,000	0.01
Forfeited and expired	(1,853,297)	2.07
Balance at September 30, 2025	25,753,451	$0.08	9.78	$1,476
Options vested and exercisable at September 30, 2025	703,515	$1.67	5.31	$—
Options vested and expected to vest at September 30, 2025	25,753,451	$0.08	10	$1,476

As of September 30, 2025, there was $376 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.9 years. The fair value of stock options that vested during the nine months ended September 30, 2025 and 2024 was $30 and $91, respectively.

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

Restricted Stock Units (“RSU”)

Nonvested RSU activity during the nine months ended September 30, 2025, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2024	50,000	$0.57
Vested	(25,000)	0.57
Unvested restricted stock units at September 30, 2025	25,000

As of September 30, 2025, the total unrecognized compensation cost related to unvested restricted common stock was $7. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 0.25 years. The fair value of RSU that vested during the nine months ended September 30, 2025 was $14.

Awards Granted outside the Company’s Equity Incentive Plan

The Company issued 65,000,000 shares of restricted stock in June 2025, which vest monthly over a two-year period from the grant date. The grant-date fair value equals the fair value of the underlying common stock on the grant date.

Nonvested restricted common stock activity during the nine months ended September 30, 2025, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2024	—	$—
Granted	65,000,000	0.0004
Vested	(8,125,000)	0.0004
Unvested restricted common stock at September 30, 2025	56,875,000

As of September 30, 2025, the total unrecognized compensation cost related to unvested restricted common stock was $22. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 1.7 years. The fair value of the restricted stock that vested during the nine months ended September 30, 2025 was $3.

2024 Employee Stock Purchase Plan (“2024 ESPP”)

The Company adopted the 2024 ESPP in March 2024, and there were no material changes to the plan during the nine months ended September 30, 2025.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$32	$—	$109
Sales and marketing	—	(6)	—	27
General and administrative	41	254	115	546
Cost of revenue	1	4	1	22
	$42	$284	$116	$704

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

On July 19, 2024, the Company entered into a six-month office lease for office space in the United States that qualifies as a short-term lease. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Lease expense for the nine months ended September 30, 2025 was $3.

14. Segment Information

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the condensed consolidated statements of operations and comprehensive income (loss). The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of September 30, 2025 the Company does not have material long-term assets outside the U.S.

15. Income Taxes

For the three and nine months ended September 30, 2025, the Company did not record an income tax provision as it expects to continue generating net operating losses during the year. For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $7 and $20, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the U.S. valuation allowance and the foreign rate differential related to the United Kingdom, Canada, Japan, and Spain.

16. Commitments and Contingencies

Andretti Agreements

On February 10, 2022, Legacy Zapata entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through December 2024. Through December 31, 2024, the Company has paid $3,500 under the agreement and for the three and nine months ended September 30, 2025 and 2024, the Company recorded $0, $696, $0 and $2,087 in sales and marketing expense related to the sponsorship agreement. There was $4,500 included in accounts payable as of September 30, 2025 related to the sponsorship agreement.

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

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

The following table reflects the Company’s obligations in connection with the aforementioned advisory and other agreements recorded in accounts payable, accrued expenses and other current liabilities, and non-current liabilities within the condensed consolidated balance sheet as of September 30, 2025.

Year ending	Amount
2025 (remaining)	$1,128
Total	$1,128

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

The collaborative research agreement was effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

Quantum Cloud Service Agreement

On February 12, 2024, the Company entered into an agreement with a third party under which the third party will host the Company’s quantum generative AI application on its cloud service and will provide support services for a period of 24 months. The Company has agreed to make payments in an aggregate amount equal to $2,063 to the third party over the agreement term as consideration for services rendered pursuant to the agreement, which will be due and payable from April 2024 to February 2027. On June 27, 2024, the agreement was amended to extend the services through November 2028, and the aggregate fees payable from the Company increased to $4,063 over the extended term. As of September 30, 2025, the Company accrued $717 in accrued expense and the remaining purchase commitment for the cloud services is $3,115.

The cloud service agreement was effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

ZAPATA QUANTUM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollar amounts in thousands, except per share and share amounts)

17. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,265	$3,482	$5,195	$(34,414)
Undistributed earnings allocated to participating preferred stock	(286)	—	(240)	—
Net income (loss) attributable to common stockholders, basic	$2,979	$3,482	$4,955	$(34,414)
Effect of dilutive securities:
Conversion of participating preferred stock	286	—	240	—
After-tax interest expense on convertible notes	95	—	109	—
Net income (loss) attributable to common stockholders, diluted	$3,360	$3,482	$5,304	$(34,414)
Denominator:
Weighted-average common shares outstanding, basic	96,159,322	39,400,332	63,669,253	25,060,758
Effect of dilutive securities:
Convertible notes	75,000,000	—	30,330,882	—
Restricted stock	35,455,167	—	11,233,154	—
Stock options	8,191,160	12,881	2,740,425	—
RSUs	—	12,423	—	—
Weighted-average common shares outstanding, diluted	214,805,649	39,425,636	107,973,714	25,060,758

Net income (loss) per share attributable to common stockholders,
Basic	$0.03	$0.09	$0.08	$(1.37)
Diluted	$0.02	$0.09	$0.05	$(1.37)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated, since their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Senior Secured Notes, including accrued interest	145,205	253,956	145,205	253,956
Warrants to purchase common stock	63,749,982	25,049,982	63,749,982	25,049,982
Unvested Shares	1,129,630	1,129,630	1,129,630	1,129,630
Stock options to purchase common stock	1,253,451	3,527,334	1,253,451	3,606,584
Restricted stock units	25,000	—	25,000	450,000
	66,303,268	29,960,902	66,303,268	30,490,152

18. Related Party Transactions

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to the Company. For each of the nine months ended September 30, 2025 and 2024, the Company remitted fees of $0 and $15 to the member of its Board of Directors for these services.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with Legacy Zapata. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Legacy Zapata (Note 16), both of which expire on December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, the Company recorded $0, ($302), $0 and $1,300 in revenue related to the enterprise solution subscription agreement.

For the three and nine months ended September 30, 2025 and 2024, the Company recorded $0, $696, $0 and $2,087 in sales and marketing expense related to the sponsorship agreement. The Company recognizes expense for the agreement over the period of service. The remaining committed future payments under the sponsorship agreement at September 30, 2025 include $4,500 in accounts payable at September 30, 2025. There was $1,567 and $1,567 due from related parties as of September 30, 2025 and December 31, 2024 and $5,504 and $5,504 of payables due to related parties in connection with these agreements as of September 30, 2025 and December 31, 2024, respectively.

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

19. Subsequent Events

The Company has evaluated all events subsequent to September 30, 2025 and through December 9, 2025, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

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

Since our inception through September 30, 2025, we have financed our operations primarily through sales of our Convertible Preferred Stock and common stock and with issuances of Senior Notes, Senior Secured Notes and Convertible Notes. For the nine months ended September 30, 2025, we generated net income of $5.2 million. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $122.5 million and $127.7 million, respectively.

Our ability to continue as a going concern is dependent upon our ability to raise capital through future equity or debt financing and generate profits from our operations. We are pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

In 2025, we raised an aggregate of $3.0 million through the issuance of Convertible Notes and $1.5 million through the sale of Series A Convertible Preferred Stock.The proceeds from the Convertible Notes were used to repay one of our outstanding Senior Secured Notes. In addition, in 2025, we entered into conversion agreements with certain creditors to settle approximately $11.7 million of liabilities through the issuance of shares of our common stock. These activities were undertaken as part of our ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of our core business.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries and wages, benefits, commissions, bonuses and stock-based compensation expense for our employees engaged in sales and sales support, business development, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization. Sales and marketing expenses are primarily driven by investments in the growth of our business. We expect sales and marketing expenses, expressed as a percentage of revenue, to vary from period to period for the near future.

Advertising expenses, which are included in sales and marketing expense, primarily include promotional expenditures, and are expensed as incurred. The amounts incurred for advertising expenses for the three and nine months ended September 30, 2025 and 2024 were $0, $1.0 million, $0 and $2.8 million, respectively.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of fair value adjustments related to our Senior Secured Notes and derivative contract in connection with our Forward Purchase Agreement, loss associated with amendments to capital markets advisory agreements, gain on extinguishment of our Forward Purchase Agreement, and extinguishment of liabilities pursuant to our Conversion Agreements, interest income, interest expense and foreign exchange gains and losses from our international operations.

Income Taxes

For the three and nine months ended September 30, 2025, the Company did not record an income tax provision. For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $7 and $20, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of September 30, 2025, as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Three months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change	%
	(in thousands)
Revenue ($0, and ($302) from related parties, respectively)	$—	$657	$(657)	-100%
Cost of revenue	—	913	(913)	(100)
Gross profit	—	(256)	256	(100)
Operating expenses:
Sales and marketing ($0 and $696 from related parties, respectively)	6	2,069	(2,063)	(100)
Research and development	—	1,371	(1,371)	(100)
General and administrative	1,023	3,926	(2,903)	(74)
Total operating expenses	1,029	7,366	(6,337)	(86)
Loss from operations	(1,029)	(7,622)	6,593	(86)
Other income (expense):
Interest expense	(136)	(55)	(81)	147
Change in fair value of forward purchase agreement derivative liability	—	11,376	(11,376)	(100)
Gain on extinguishment of liabilities	4,417	—	4,417	—
Other income (expense), net	13	(210)	223	(106)
Total other income, net	4,294	11,111	(6,817)	(61)
Net income before income taxes	3,265	3,489	(224)	(6)
Provision for income taxes	—	(7)	7	(100)
Net income	$3,265	$3,482	$(217)	-6%

Revenue

Revenue was $0 for the three months ended September 30, 2025, as compared to $0.7 million for the three months ended September 30, 2024. The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the three months ended September 30, 2025, as compared to $0.9 million for the three months ended September 30, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was immaterial for the three months ended September 30, 2025, as compared to $2.1 million for the three months ended September 30, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0 for the three months ended September 30, 2025, as compared to $1.4 million for the three months ended September 30, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the three months ended September 30, 2025, compared to $3.9 million for the three months ended September 30, 2024. The decrease of $2.9 million reflects the Operational Cessation. Expenses for the current quarter mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees.

Other Income (Expense), Net

Other income, net was $4.3 million for the three months ended September 30, 2025, compared to $11.1 million for the three months ended September 30, 2024. The $6.8 million decrease was primarily driven by the absence of an $11.4 million gain recognized in the prior-year quarter related to changes in the fair value of the Forward Purchase Agreement liability, partially offset by the $4.4 million gain recognized in the current quarter related to the extinguishment of liability.

Provision for income taxes

There was no provision for income taxes during the three months ended September 30, 2025. The provision for income taxes during the three months ended September 30, 2024 was not material and was related to our foreign operations.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	%
	(in thousands)
Revenue ($0 and $1,300 from related parties, respectively)	$—	$3,876	$(3,876)	-100%
Cost of revenue	—	3,241	(3,241)	(100)
Gross profit	—	635	(635)	(100)
Operating expenses:
Sales and marketing ($0 and $2,087 from related parties, respectively)	6	5,910	(5,904)	(100)
Research and development	—	4,378	(4,378)	(100)
General and administrative	2,287	10,415	(8,128)	(78)
Total operating expenses	2,293	20,703	(18,410)	(89)
Loss from operations	(2,293)	(20,068)	17,775	(89)
Other income (expense):
Interest expense	(379)	(917)	538	(59)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)	4,935	(100)
Change in fair value of forward purchase agreement derivative liability	—	3,148	(3,148)	(100)
Loss on issuance of senior secured notes	—	(9,776)	9,776	(100)
Loss on extinguishment of senior secured note	(134)	—	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—	2,357	—
Gain on extinguishment of liabilities	5,614	—	5,614	—
Other income (expense), net	30	(1,846)	1,876	(102)
Total other income (expense), net	7,488	(14,326)	21,814	(152)
Net income (loss) before income taxes	5,195	(34,394)	39,589	(115)
Provision for income taxes	—	(20)	20	(100)
Net income (loss)	$5,195	$(34,414)	$39,609	-115%

Revenue

Revenue was $0 for the nine months ended September 30, 2025, as compared to $3.9 million for the nine months ended September 30, 2024. The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the nine months ended September 30, 2025, as compared to $3.2 million for the nine months ended September 30, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was immaterial for the nine months ended September 30, 2025, as compared to $5.9 million for the nine months ended September 30, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0 for the nine months ended September 30, 2025, as compared to $4.4 million for the nine months ended September 30, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the nine months ended September 30, 2025, compared to $10.4 million for the nine months ended September 30, 2024. The decrease of $8.1 million reflects the Operational Cessation. Expenses for the current period mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees.

Other Income (Expense), Net

Other income, net was $7.5 million for the nine months ended September 30, 2025, compared to other expense, net of $14.3 million for the nine months ended September 30, 2024. The $21.8 million favorable variance was primarily attributable to the nonrecurrence in the current period of the following prior period charges: (i) $9.8 million loss related to the issuance of Senior Secured Notes, (ii) a $4.9 million loss on issuance of Forward Purchase Agreement, and (iii) $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement, partially offset by a $3.1 million gain resulting from the change in fair value of the Forward Purchase Agreement. Additionally, interest expense decreased by $0.5 million, primarily due to the conversion of a majority of the Senior Notes to equity upon closing of the merger in the first quarter of 2024.

Other income, net for the nine months ended September 30, 2025 includes a $2.4 million gain on extinguishment of the Forward Purchase Agreement liability and a $5.6 million gain on extinguishment of liabilities, partially offset by a $0.1 million loss on extinguishment of Senior Secured Note.

Provision for income taxes

There was no provision for income taxes during the nine months ended September 30, 2025. The provision for income taxes during the nine months ended September 30, 2024 was not material and was related to our foreign operations.

Liquidity, Going Concern and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and common stock and the issuance of Convertible Notes. As of September 30, 2025, we had cash and cash equivalents of $0.9 million. Since our inception through September 30, 2025, we have sold 14,222,580 shares of our Convertible Preferred Stock for aggregate net proceeds of $64.7 million, received $14.5 million from the issuance of Senior Notes and Senior Secured Notes, $8.6 million in proceeds under an equity line of credit and $3.0 million in proceeds from the issuance of Convertible Promissory Notes. Our principal use of cash is to fund our operations and platform development to support our growth.

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

In June 2025, we repaid a portion of our Senior Secured Notes, which had an original principal amount of $1.0 million and accrued interest of $0.2 million. In connection with the repayment, we recognized a loss on debt extinguishment of $0.1 million during the nine months ended September 30, 2025. As of September 30, 2025, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1.2 million.

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

On March 28, 2024, the terms of the Notes Payable – Related Party were amended, pursuant to which the outstanding principal balance plus the accrued interest of $2.6 million, which was also due per its terms at the closing of the Merger was deferred and became due in monthly installments (including interest accruing from the closing of the Merger through the payment date) for twelve months thereafter beginning thirty days following the effectiveness of the Lincoln Park Registration Statement. The Lincoln Park Registration Statement was declared effective on April 18, 2024. Upon the closing of the Merger, none of the note holders elected to exercise their option of converting their respective loans into warrants. The Notes Payable – Related Party bear interest at a rate of 4.5% per annum. As of September 30, 2025, the outstanding balance of the Notes Payable – Related Party was $1.9 million within our condensed consolidated balance sheet.

In June 2025, we entered into Conversion Agreements with the note holders of the Notes Payable – Related Party. As a result of the conversion, we derecognized Notes Payable – Related Party of $2.0 million, and recorded the issuance of 5,407,000 shares of common stock. As of September 30, 2025, there was no outstanding balance under the Notes Payable – Related Party.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(985)	$(15,099)
Net cash used in investing activities	—	(34)
Net cash provided by financing activities	1,582	14,946
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	$560	$(230)

Operating Activities

Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2025. Operating cash flows reflected net income of $5.2 million and a $1.2 million net increase in working capital, partially offset by offset by $7.4 million in net non-cash charges. Changes in working capital were primarily driven by a $1.0 million increase in accrued expenses and other current liabilities, and a $0.2 million increase in accounts payable. Non-cash charges included $5.6 million gain on extinguishment of liabilities, and a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability, partially offset by $0.3 million in non-cash interest expense, $0.2 million in stock-based compensation and $0.1 million loss on extinguishment of Senior Secured Note. As previously disclosed, we ceased operations in October 2024, resulting in limited activities during the current period.

Net cash used in operating activities was $15.1 million for the nine months ended September 30, 2024. The factors affecting our operating cash flows during this period were our net loss of $34.4 million, partially offset by a net change in our operating assets and liabilities of $3.8 million and non-cash charges of $15.5 million. The non-cash charges primarily consisted of $9.8 million in the loss on issuance of Senior Secured Notes, $2.0 million in equity line of credit commitment expense, $4.9 million in the loss on the forward purchase contract, $0.8 million in non-cash interest expense, $0.7 million in stock-based compensation expense, $0.2 million in non-cash vendor payments, $0.2 million in non-cash lease expense, and $0.1 million in depreciation and amortization expense, partially offset by $3.1 million in change in fair value of forward purchase contract. The change in operating assets and liabilities was driven by a $6.6 million increase in accounts payable and $0.3 million increase in deferred revenue, partially offset by a $1.3 million decrease in accrued expenses and other current liabilities, a $0.9 million increase in prepaid expenses and other current and non-current assets, a $0.7 million decrease in deferred legal fees and a $0.3 million decrease in operating lease liabilities. The increase in accounts payable was primarily related to the increase in transaction costs and the timing of invoicing and payments of sponsorship fees and professional services fees. The increase in deferred revenue is due to the timing of billings related to customer contracts and the recognition of revenue from customer contracts. The decrease in accrued expenses and other current liabilities was primarily due to the payment of legal and audit fees. The increase in prepaid expenses and other current and non-current assets was primarily due to the timing of vendor invoicing and payments for sponsorship fees. The decrease in deferred legal fees resulted from payments of fees. The decrease in operating lease liabilities resulted primarily from lease payments.

Investing Activities

There were no cash flows from investing activities during the nine months ended September 30, 2025.

Net cash used in investing activities was $34 thousand during the nine months ended September 30, 2024, primarily attributable to purchases of property and equipment, consisting mainly of computer equipment.

Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2025. This amount primarily reflects $2.9 million in net proceeds received from the issuance of Convertible Promissory Notes, partially offset by the repayment of $1.3 million of Senior Secured Notes.

Net cash provided by financing activities was $14.9 million during the nine months ended September 30, 2024. This amount primarily reflects $12.6 million in proceeds received in connection with the closing of the Merger, $6.0 million from the issuance of Senior Secured Notes, $8.4 million from issuances of common stock under the equity line of credit, $2.5 million from the partial early termination of the Forward Purchase Agreement and $0.1 million from exercises of stock options. These inflows were partially offset by the payment of $0.1 million debt discount, payment of $0.6 million of notes payable to related parties, payment of $2.9 million of deferred offering costs payment and $11.0 million prepayment under the Forward Purchase Agreement.

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

Contractual Obligations and Other Commitments

As of September 30, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Other Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective:

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.1(a)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	8/27/25
3.2	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
3.3	Certificate of Designations, of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock		8-K	4.1	10/28/25
3.4	Certificate of Designations of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock		8-K	4.1	7/24/25
3.4(a)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock		8-K	4.1	11/6/25
10.1	Form of Forbearance Agreement+		8-K	10.1	10/28/25
10.2	Form of Securities Purchase Agreement+		8-K	10.2	10/28/25
10.3	Form of Stock Option Agreement		8-K	10.1	10/15/25
10.4	Form of Stock Option Agreement		8-K	10.1	8/22/25
16.1	Letter from Deloitte		8-K	16.1	7/23/25
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

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

