Form 10-K
period 2025-12-31
Zapata Quantum, Inc.
filed 2026-03-31
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $906,000 based upon the last sales price of the Common Stock as of such date. Solely for purposes of this disclosure, shares of Common Stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding Common Stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 23, 2026, the registrant had 172,293,506 shares of its Common Stock, $0.0001 par value per share, outstanding.

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

Unless otherwise noted, the description of our business and the discussion of related risk factors reflects Zapata Quantum’s operations and strategic direction as of the date of this Report. The Company underwent significant changes in 2025, including a restructuring, rebranding, and renewed focus on quantum computing application development.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, our ability to raise the necessary capital to scale and re-establish revenue-generating operations and the terms and timing of any related transactions, central bank interest rates and future interest rate changes, the risks arising from the impact of inflation, tariffs, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our ability to attract homeowners to our products and services, the potential for regulatory changes impacting quantum computing, artificial intelligence, data privacy and other areas that impact the Company’s business, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the risks and uncertainties disclosed under Item 1A – Risk Factors contained in this Report. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

iii

 PART I

Item 1. Business

Overview

Zapata Quantum is a leading pure-play hardware-agnostic quantum software company. Following a strategic realignment in 2025, the Company offers solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. Founded in 2017 by researchers from a Harvard University Quantum Computing Lab, Zapata has built one of the industry’s most robust intellectual property portfolios in quantum and hybrid quantum-classical computing and algorithmic methods, with over 60 patents granted and pending developed over eight years.

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

The Company’s business plans and operations described herein, and our ability to execute and continue with such efforts, will depend on our ability to raise capital needed to repay vendors and creditors, rehire various personnel and fund our working capital and growth needs. Further, our capital raising efforts and business and operations generally are subject to numerous risks and uncertainties, as described under “Item 1A – Risk Factors.”

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

Specific Zapata products within these layers include:

Orquestra

Orquestra is Zapata’s software platform for developing, orchestrating, and executing quantum and hybrid classical/quantum applications. It provides a unified environment for constructing computational workflows that combine classical and quantum resources. Orquestra manages the end-to-end lifecycle: from problem definition through algorithm selection, circuit compilation, resource estimation, execution, and results analysis. The platform has been used in commercial and research settings including with BP p.l.c., BASF Group , Banco Bilbao Vizcaya Argentaria (BBVA), and Defense Advanced Research Projects Agency (DARPA) .

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

The Company’s go-to-market strategy is focusing on direct enterprise sales, channel partnerships, and ecosystem collaborations. It also partners with strategy consultancies that serve enterprise clients exploring quantum readiness. This partnership-driven approach amplifies reach while keeping the Company focused on its core software and IP development.

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

Human Capital

As of December 31, 2025, Zapata had seven employees, three of whom are full-time including its Chief Executive Officer. The Company intends to expand its headcount considerably upon raising future financing including the re-hiring of certain employees who were with the Company prior to its restructuring.

To date, Zapata maintains good working relationships with its employees. None of our employees are subject to a collective bargaining agreement or are represented by labor unions at this time.

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

As of December 31, 2025, Zapata Quantum held or had pending more than 60 patents worldwide, spanning the United States, Europe, Canada, Australia, and Israel. These patents and applications cover critical methods and systems that define the key control points in quantum software - including program compilation, optimization methods, and information retrieval between classical and quantum computing systems.

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

Government Regulation

We may receive, store, and otherwise process personal information and other data from and about our employees, and from other stakeholders like our vendors. There are numerous federal, state, provincial, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among regions, countries and states, or conflict with other legal requirements. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security.

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

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Common Stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

Risks Related to our Financial Condition and Status as an Early Stage Company

•	We will need additional capital to continue as a going concern.

•	We have a history of operating losses, which are expected to continue in the future.

•	We are an early stage company with a limited operating history in a nascent industry.

•	We may not be able to scale our business quickly enough to meet demand.

•	Our assets are pledged to the holders of the Secured Notes and we face risks related to the potential failure to repay obligations or any other default events.

•	We have identified material weaknesses in our internal control over financial reporting, and may fail to maintain an effective system of disclosure controls and internal control over financial reporting.

•	Our ability to use existing or future net operating loss carryforwards and other tax attributes may be limited.

Risks Related to our Business and Industry

•	Our business plan could suffer if we are not able to establish and grow contractual relationships with third parties or enter into certain important strategic partnerships.

•	Our business plan could suffer if we are not able to enter into important strategic partnerships.

•	We are highly dependent on our key employees.

•	The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.

•	Our business is dependent on growing and retaining qualified personnel.

•	Our estimate of market opportunities may prove to be inaccurate.

•	Our quantum computing application development solutions may not be widely accepted.

•	If the market for our quantum computing application development solutions fails to develop or grow as we expect, our business could be adversely affected.

•	Our business plan relies upon the adoption of our quantum computing application development solutions by enterprise customers.

•	We could fail to respond to rapid technological changes.

•	Would be negatively impacted by delays in development of our software platform.

•	Our success could be materially affected by problems with or defects in the Orquestra platform or our other software offerings.

•	The pursuit of inorganic growth opportunities could result in harm to our business.

Risks Related to Competition

•	Competitors may develop products and technologies that are superior to ours.

•	The quantum computing industry is highly competitive, and we may not be successful.

•	Our business plan depends on access to public clouds through major cloud providers

•	Our business plan depends on access to specialized hardware which we may struggle to access.

Risks Related to Intellectual Property

•	Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope.

•	There is no guarantee that our IP will provide the desired competitive advantage.

•	We may face patent infringement and other intellectual property claims.

•	Our use of third-party open source software could negatively affect our sales efforts.

•	Use of open source software may result in be fewer technology barriers to entry.

Risks Related to Government Regulation and Litigation

•	We may fail to comply with laws related to privacy, data security, and data protection.

•	We are potentially subject to governmental export and import control laws.

•	We are subject to U.S. and foreign anti-corruption, anti-bribery, and similar laws.

•	We are exposed to risks associated with litigation and regulatory proceedings.

Risks Outside Our Specific Business

•	Our business relies on computer systems which are vulnerable to attack and/or failure.

•	Widespread damage to the global economy would likely adversely affect our business.

•	Risks Relating to ownership of our Common Stock

•	Shares of Common Stock underlying outstanding securities will cause holders to experience substantial future dilution and downward price pressure.

•	The market price of our shares of Common Stock is subject to volatility.

•	There is currently a limited trading market for the Company’s Common Stock.

•	Our Common Stock is a “penny stock” and thereby is subject to additional restrictions.

•	As a former shell company, we face certain disadvantages relative to other companies.

•	We will incur significant increased costs as a result of being a public company.

•	Due to our size, we have a limited management team.

•	We do not currently intend to pay cash dividends on our Common Stock.

•	Certain provisions in our Certificate of Incorporation and Bylaws and Delaware law may adversely affect us and/or certain investors.

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

Through December 31, 2025, we have funded our operations primarily with proceeds from sales of preferred stock, promissory notes and warrants. Our continuation as a going concern is dependent upon our ability to effect or continue to identify future debt or equity financing and generate profitable operations from our operations. Management estimates it needs to raise at least an additional $5 million to establish and continue operations over the next 12 months under our current business plan. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. Further, the Company has not generated any revenue since September 2024 and does not expect to generate any revenue unless and until it can scale operations which will be dependent on our ability to raise sufficient capital. These factors raise substantial doubt about our ability to continue as a going concern.

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

We may in the future obtain additional financing through public or private equity or debt financings (subject to the limitations under our outstanding agreements and debt instruments) that may result in dilution to stockholders, the issuance of securities with priority as to liquidation and/or dividend and other rights more favorable than the Common Stock, or the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. For example, as of December 31, 2025, we have outstanding an aggregate principal amount of $1.2 million in secured promissory notes (collectively, the “Secured Notes”). Included in the Secured Notes is a senior secured promissory note (in the aggregate principal amount of $1 million the “Senior Secured Note”). This Senior Secured Note, among other things, converts at the option of the holder at $8.50 per share of Common Stock and prohibits Legacy Zapata from issuing additional indebtedness and undertaking certain other actions, subject to limited exceptions, which may prevent or limit us from raising further capital or engaging in strategic transactions in the future. In addition, the other Secured Notes (the “2025 Notes”) have a total outstanding principal amount of $3 million, mature on June 12, 2026 (subject to acceleration upon the occurrence of certain customary events of default or a change of control), and bear 10% per annum interest. These 2025 Notes are convertible into shares of Common Stock at the option of the holder based on a conversion price of $0.04 per share, subject to certain adjustments. These 2025 Notes convert automatically upon the Company’s completion of a securities offering resulting in gross proceeds of at least $5 million. The Company also issued warrants to purchase a total of 37,500,000 shares of Common Stock to the investors of the 2025 Notes.

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

We have incurred significant operating losses since our inception. We incurred operating losses of $3.4 million and $23.0 million during the years ended December 31, 2025 and 2024, respectively, and we have a cumulative deficit since the formation of Legacy Zapata in November 2017 through December 31, 2025 of approximately $118.3 million. Since 2025, we have continued to incur net losses. We believe that we will continue to incur operating and net losses each quarter at least for the foreseeable future. The size of future losses will depend on several factors, including the degree to which we seek to establish and expand our scientific, product, software engineering, sales and other teams, and the revenue that we can generate from sales of our quantum computing application development solutions. Our operating expenses have increased as a result of becoming a public company and we expect that our expenses will continue to increase as we grow our business, including hiring and re-hiring personnel as we seek to re-establish revenue-generating operations as part of our ongoing restructuring efforts in which began 2025.

We are an early stage company with a limited operating history, in a nascent industry, making it difficult to forecast future results.

We were founded in 2017 to develop and provide software with related services and proprietary IP to utilize quantum math on classical and future quantum hardware. In late 2024, due to financial difficulties we temporarily suspended our operations. In June 2025, following restructuring efforts and conversion of certain outstanding indebtedness into equity, we shifted our business focus from artificial intelligence (AI) to quantum computing software and solutions. Our ability to re-establish revenue-generating operations and generate revenue will be dependent upon our ability to access sufficient capital for such purpose. The market focus for our quantum computing application development solutions and the use of quantum math and algorithms are nascent fields with uncertainty on future market uptake and in technological progress in the field.

There can be no assurance that we can or will meet the challenges commonly faced by early stage companies, including the need to scale operations and to achieve and manage rapid growth. A number of factors could cause our efforts to be adversely impacted, including any inability to raise the necessary capital needed to re-establish revenue-generating operations and pursue our business objectives, increased competition, lesser-than-expected growth or contraction of our overall market, our inability to accurately forecast demand for our customer offerings, our inability to establish sales or other partnerships with service firms, an inability to develop repeatable solutions, an inability to grow our team, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by early stage companies in rapidly changing industries, such as the risks and uncertainties described herein. We cannot provide assurance that we can meet the challenges faced by all companies, including established companies, in rapidly changing or nascent industries. The failure to address these challenges successfully or promptly could have a material adverse effect on our future operating results and financial condition.

We may not be able to scale our business and quantum computing application development solutions quickly enough to meet customer and market demand and to remain competitive in the market for quantum computing application development solutions.

In order to establish and grow our business, we will need to re-establish and scale operations in every area from our existing start-up capacity. These challenges will require that we:

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

In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2025, material weaknesses have been identified in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have incurred net operating losses (“NOLs”) for tax purposes for each year since our incorporation and we expect to continue to operate at a loss for the foreseeable future. As of December 31, 2025 we had a cumulative U.S. federal carryforward of approximately $71.1 million and a cumulative state NOL carryforward of approximately $41.0 million. If not utilized, the state NOLs will expire at various dates through 2044. The U.S. federal NOLs generated after 2017 can be carried forward indefinitely. Under the Code, the deductibility of the U.S. federal NOL carryforward as of December 31, 2025 and all future U.S. federal NOL carryforwards is limited to 80% of taxable income, limiting or delaying in part the use of NOL carryforwards if and when we cease operating at a loss. We may potentially use these U.S. federal and state NOLs to offset taxable income for U.S. federal and state income tax purposes. However, the use of these NOLs may be subject to numerous limitations under the Code and under state tax laws. Among such limitations, Section 382 of the Code may limit the use of these NOLs in any year for U.S. federal income tax purposes in the event of certain past or future changes in ownership of us or Legacy Zapata. An ownership change under Section 382 of the Code, referred to in this discussion as an ownership change, generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have not conducted a Section 382 study to determine whether the use of our NOLs is impaired under Section 382 of the Code as a result of any prior ownership change. We may have previously undergone one or more ownership changes. An ownership change in respect of us also could be deemed to be an ownership change in respect of Legacy Zapata. The Merger, or future issuances or sales of our securities, including certain transactions involving our securities that are outside of our control, could result in ownership changes. Ownership changes that have occurred in the past or that may occur in the future could result in the imposition of an annual limit under Section 382 of the Code on the amount of pre ownership change NOLs and other tax attributes that we or Legacy Zapata could use to reduce our taxable income, potentially increasing or accelerating its liability for income taxes, and also potentially causing those tax attributes to expire unused.

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

We expect to derive substantially all of our revenue from our quantum computing application development software and related services if our marketing initiatives are successful. Accordingly, the market acceptance of quantum computing in general - and our quantum computing solutions in particular - is critical to our continued success.

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

As a quantum computing application development company, solutions must provide customers with the ability to use products of third parties, such as quantum processors and classical computing resources, which we do not manufacture. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. Our quantum computing application development solutions must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our quantum and classical software libraries to adapt to changes in hardware and software technologies. In particular, we have developed our quantum development frameworks to be able to easily integrate with key third-party applications, including the applications of software providers that compete with us as well as our partners. In general, we are and will be subject to standard terms and conditions of such providers and open source licenses, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:

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

As part of our growth plans, we expect to expand, sell to, with, and through partners, including developing repeatable solutions built with services firms, and developing partnerships with hardware providers, system integrators and consulting services firms. However, our relationships with these partners may not result in additional business. If we are unable to enter into beneficial and contractual strategic partnerships, or are unable to do so on favorable terms, then our growth could be limited or delayed.

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

We are and will be highly dependent on our key employees and personnel.

Our ability to achieve our goals will depend heavily on our Chief Executive Officer and key employees. In late 2024 and early 2025, most of our key personnel left the Company due to our financial difficulties and suspension of operations. We have since re-hired multiple such individuals, and will need to re-hire and/or find suitable replacement or supplemental personnel in order to scale operations and execute on our business plan. The procurement and retention of these key employees and consultants, together with additional key hires, is critical to the long-term success of the Company. All of our personnel are “at will” employees who could leave the Company to accept alternative employment at any time. The more success we achieve serves to increase the risk that competitors, including large, well-established companies with far greater resources, will seek to hire our employees, including key employees. The loss of any key employee, especially to a competitor, could have a material adverse effect on our business, including by delaying the roll-out of products or diminishing the quantity or quality of our scientific output. Further, our industry and operations are highly specialized, and the loss of key personnel would therefore impose substantial challenges on us, and we may be unable to locate and hire suitable replacements on favorable terms or at all, and could lose competitive advantages, market share, and the ability to operate as planned as a result of the loss of certain key personnel.

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

Our core business model is to develop and sell software capable of delivering quantum computing application development solutions to enterprise customers at scale and services in connection with such software. This requires a science team to develop algorithms, capable of addressing valuable problems using quantum techniques and other mathematics. It also requires a product development team that can describe software that not only is able to use the quantum techniques developed by its team, but also is able to handle enterprise production issues at scale. We also require a software engineering team that can implement the product design through products that comply with the myriad legal and enterprise information technology requirements and are robust enough to function in an enterprise production environment. Finally, these teams must have the capacity to complete their respective tasks in time to be of value to the market.

The ability to hire the personnel required to execute our business plan depends, in part, on the availability of qualified applicants, something which is beyond our control. Quantum information processing is a relatively new field. Although the pool of qualified quantum scientists and software engineers is growing, it is limited and competition for that talent is global and aggressive, pitting us against large, well-established companies with larger financial resources than we have, as well as programs sponsored by foreign countries. In addition, limitations in or changes to immigration and work permit laws and regulations or the administration or interpretation of those laws could impair our ability to attract and retain highly qualified employees.

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

Our business depends on our ability to attract customers and on such future customers purchasing additional subscriptions from us and/or renewing their existing subscriptions.

A key goal is to attract customers and create revenue. As an early stage company, we have limited experience with sales and, in particular, sales to our target large enterprise customers. Our success will depend to a substantial extent on the level of adoption of our quantum computing application development solutions. Quantum computing is a new and evolving industry, so the level of adoption is uncertain. Numerous factors may impede our ability to add customers, including but not limited to, our failure to compete effectively against alternative products or services, to attract and effectively train new sales and marketing personnel, to develop relationships with partners, to successfully innovate and deploy new applications and other solutions, to provide a quality customer experience and customer services, including increasing our employee headcount to provide for additional service providers, or to ensure the effectiveness of our marketing programs. If we are not able to attract customers, it will have a material adverse effect on our business, financial condition and results of operations.

Our current quantum computing application development solutions, as well as applications, features, and functionality that we may introduce in the future or that we offer but have not yet sold, may not be widely accepted by our customers or may receive negative attention, each of which may lower our margins and harm our business.

Our ability to obtain customers and generate revenue will depend on our ability to successfully market our existing quantum computing application development solutions, as well as create new applications, features, and functionality. We may introduce significant changes to our existing quantum computing application development solutions or develop and introduce new applications, including technologies with which we have little or no prior development or operating experience. These new applications and updates, as well as our existing solutions that we have marketed but not yet sold, may fail to engage, retain, and increase our base of customers or may suffer from lag in adoption. New applications may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such applications to new and existing customers. The short- and long-term impact of any major change to our quantum computing application development solutions, or the introduction of new applications or initial sales of our applications to enterprise customers, is particularly difficult to predict. If new or enhanced applications are not widely accepted by customers, we may fail to generate sufficient revenue, operating margins, or other value to justify our investments in such applications, any of which may harm our business.

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

Once our quantum computing application development solutions are deployed, customers will depend on our services teams to resolve technical and operational issues relating to our quantum computing application development solutions. Our ability to provide effective support will largely be dependent on our ability to attract, train, and retain qualified personnel with experience in interfacing with customers. If in the future the number of our customers grows, this will put additional pressure on our customer services teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support. We also may be unable to modify the future, scope, and delivery of our support to compete with changes in the services provided by our competitors. Increased customer demand for support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support, we may face increased costs that may harm our results of operations. If our customer base expands, we will need to hire additional support staff to deliver and support our quantum computing application development solutions, and our business may be harmed. Our ability to attract and retain customers is highly dependent on our ability to deliver value to customers. Any failure to deliver value would harm our business and materially adversely affect our operating results and financial condition.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We intend to pursue U.S. government contracts as a revenue source. We may also target highly regulated organizations. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector. Government demand and payment for our quantum computing application development solutions may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our quantum computing application development solutions.

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

Governmental and highly regulated entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. All these factors can add further risk to business conducted with these customers. If sales from any government entity or highly regulated organization for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

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

Our business plan is based on the belief that the value of our quantum computing application development solutions will be enhanced by delivering, in a single unified software platform, the ability to: allow deployment in any desired environment; permit the development or implementation of applications and services that are capable of data handling tasks, including processing data in a manner calculated to maximize the performance of quantum and hybrid computing solutions, and leveraging AI to accelerate quantum application development. While we believe our approach is differentiated, other companies are actively developing quantum software, benchmarking, and workflow tools that may overlap with or compete against ours. Further, a prolonged delay in re-starting revenue-generating operations will give our competitors a timing advantage to enter and pursue market opportunities which we may have otherwise have had an opportunity to pursue, which delay and resulting disadvantage will continue until we can raise sufficient capital and hire the necessary personnel to pursuant our business plan.

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

The quantum computing industry is highly competitive and we may not be successful in establishing ourselves as a viable competitor without regard to the value of our quantum computing application development solutions.

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

Our business plan depends, in part, on access to public clouds computing through major cloud providers and there is no guarantee that access will be available on reasonable terms.

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

We, either directly or through our future customers, collaborators or end-users of our products, are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security. This includes the European Union’s (“EU”) General Data Protection Regulation (the “EU GDPR”). Other countries where we may seek to do business also may have data privacy laws we will be required to comply with. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. The application of these laws and regulations can arise from our technology and applications, website, social media activities, relationships with third parties and their operations, or from other activities we undertake now or that we may undertake in the future. Data privacy and protection regulations are frequently broad in terms of scope of the information protected, activities affected, and geographic reach.

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

The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and other laws relating to data privacy and protection may limit the use or adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Since the CCPA was enacted, the United States currently has at least 21 states – California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, Virginia, Indiana, and Arkansas that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws – Florida, Maine, Michigan, Nevada, New York, Vermont, Washington and Wisconsin. As of March 2026, at least nine states with existing privacy statutes expanded the scope of their privacy frameworks, including Colorado, Connecticut, Virginia, Utah, Texas, Oregon, Montana, and Kentucky. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement.

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

We are subject to various anti-corruption and anti-bribery laws in the U.S., including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and the U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in any countries in which we conduct activities. Such laws prohibit companies, their employees, and their third-party agents and representatives from authorizing, promising, offering, soliciting, or accepting, directly or indirectly, improper payments or benefits to or form any person whether in the public or private sector. Awareness of and compliance with these laws is of particular concern to us, because we are and intend in the future to be doing business with both U.S. and foreign entities, some of which are affiliates of the U.S. or foreign governments. In addition, our business is likely to require us to seek governmental approvals from time to time. Detecting, investigating, and resolving any actual or alleged violations of these laws can be expensive and time-consuming.

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

Our Orquestra platform is built to be accessed through third-party public cloud providers such as Amazon AWS and Micrsoft Azure. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information.

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

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase if we commercialize our business, and we store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data. There can be no assurance that we can successfully prevent such occurrences, which could damage our reputation and/or result in the theft our important IP, either of which could damage our business prospects and future profitability.

Widespread damage to the U.S. or global economy and/or our industry would likely adversely affect our business.

The U.S. economy and the global economy as a whole are susceptible to conditions unrelated to us or the computing industry, including the possibility of an economic recession, international trade wars, natural catastrophes, climate change, and terrorism, or other matters that could have a general widespread negative impact on global commerce. In recent times, the probability of a recession and/or market downturn in the near term has increased in recent times due to wars and geopolitical conflicts including those in the Middle East, Ukraine and Latin America, the impact of tariffs and related litigation, potential inflation, reductions in consumer sentiment, uncertainty and volatility in the capital markets and the possibility of deteriorating labor market. Any such condition or development could affect our business in one or more of a variety of ways, including reducing or eliminating the availability of capital at a time when we require such capital, denying us the ability to sell our quantum computing application development solutions in certain countries around the world, restricting our ability to hire qualified employees needed to effectuate our business plan, diminishing our ability to obtain customers, causing customers to reduce or eliminate their expenditures on quantum techniques enhanced software or generative AI computing, and/or preventing customers from paying amounts owed to us.

Further, many market analysts and other stakeholders have voiced growing concerns that the technology sector, including AI and quantum-focused businesses, are potentially overvalued and could be in a stock market “bubble” characterized by extreme valuations and unsustainable stock price growth over the past few years. If these views prove to be correct, or if the public begins to perceive such concerns as valid, it could result in a severe market correction or downturn, which could materially adversely affect us, including by limiting or preventing us from raising capital and by diminishing our customer base and market for our products and services.

Damage to the U.S. or global economies could materially harm our business and if we are unable to persevere through such adverse conditions could cause us to fail.

Risks Relating to Ownership of our Common Stock

Because of the number of shares of Common Stock issuable upon conversion and exercise of outstanding securities, holders of our Common Stock will experience substantial future dilution and downward price pressure on our Common Stock.

There are 172,293,506 shares of our Common Stock issued and outstanding as of the date of March 23, 2026. We will be obligated to issue all or very many of the following shares of Common Stock which will dilute our current stockholders: (1) 78,316,074 shares of Common Stock issuable upon exercise of convertible notes, (2) 67,299,982 shares of Common Stock issuable upon exercise of outstanding warrants, (4) 26,983,000 shares of Common Stock issuable upon conversion of our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, and (5) 39,003,451 shares of Common Stock issuable upon exercise of outstanding stock options. In addition, we expect to issue additional securities in the near future in order to raise capital and to hire and retain personnel, and also may issue additional securities including potentially in the short term to raise capital or engage in strategic transactions. Of the securities described above, 67,507,667 shares of Common Stock are subject certain Universal Resale and Registration Provisions (the “Resale Provisions”) pursuant to which such recipients agreed to certain lock-up provisions restricting and limiting their sale, transfer, pledge, or disposal of any shares of Common Stock held by or issuable to such recipients for a period ending 12 months following the date of a resale registration statement with respect to the Common Stock comprising or underlying such securities is declared effective by the Securities and Exchange Commission (“SEC”) (such period, the “Lock-Up Period”). The Resale Provisions provide that up to 10% of each holder’s shares may be sold or transferred during the first 90 days following such effective date, and up to 25% of such holder’s shares may be sold or transferred in each subsequent 90 day period thereafter for the remainder of the Lock-Up Period; and that during each of the third and fourth ninety 90 day periods referred to above, each holder may sell or transfer up to an additional 10% of its shares, but only to the extent such amount represents shares that were eligible for sale or transfer in prior periods but were not sold or transferred by such holder. The Resale Provisions also contains certain additional limitations and exceptions with respect to such lock-up provisions, including a volume limitation on the holders’ sales of shares pursuant to which the holders collectively may not sell more than 10% of the shares in a given trading day, and the cessation of the Lock-Up Period and termination of such lock-up provisions if certain events do not occur within a specified time and as more particularly set forth therein. Pursuant to the Resale Provisions the Company also agreed to provide the holders with registration rights pursuant to which, if the Company closes a securities offering resulting in gross proceeds of at least $5 million, the holders shall have “piggy back” registration rights for the inclusion for resale of their shares to be registered on any subsequent registration statement filed with the SEC in connection with such offering. The Company also agreed to file a registration statement for the holders’ sales of shares by June 8, 2026, and to cause such registration statement to be declared effective within 90 days thereafter. The Company also agreed to provide the holders with certain indemnification rights in connection with such registration rights.

Further, under the Resale Provisions, if the Company fails to close an offering of securities resulting in gross proceeds of at least $5 million by April 8, 2026, the Lock-Up Period immediately ends and the Resale Provisions cease to be in effect, in which case all 67,507,667 shares of Common Stock which are subject to the Resale Provisions will become immediately sellable by the holders without any contractual restrictions. Such event could result in a high volume of sales in a short period of time, which could result is significant downward pressure on our stock price and volatility in the trading of our Common Stock.

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

Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology industry stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Common Stock or Common Stock equivalents by stockholders or by us, including sales by the various creditors we exchanged equity for liabilities in 2025;
•	the timing and impact of developments related to contractual agreements we have entered into or may in the future enter into with respect to our securities, including with respect to the Resale Provisions described above an any capital raising or strategic transactions we pursue in the future;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new offerings;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC, including the registration statement of which this prospectus is a part;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management;

•	economic instability in the global financial markets and slow or negative growth of our markets; and

•	other factors described in this “Risk Factors” section.

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

Our Common Stock is currently quoted on the OTCID Basic Market under the symbol “ZPTA.” Because of our quotation on the OTCID Basic Market, there has been and we expect that there will continue to be a limited trading market in our Common Stock with sporadic and volatile changes in the volume and prices of trades, rendering trading in our Common Stock at any given time speculative and risky. We cannot assure you that a consistent, active trading market or price or volume stability will develop or be maintained. Trading on the OTCID Basic Market is less liquid than the leading national securities exchanges and higher tier OTC quotation systems. The lack of an active market and other aspects of trading in our Common Stock as described above may impair your ability to sell your shares at the time you wish to sell them or at a price or quantity that enables you to realize a profit on your investment or that you otherwise consider reasonable.

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

We may be unable to successfully uplist to a national securities exchange within a reasonable period of time or at all, in which event investors’ ability to sell shares of our Common Stock will be materially hindered.

Our Common Stock was previously listed on The Nasdaq Global Market until it was delisted in March 2025 following our operational cessation in October 2024. Following a period of inactivity, we recently became current in our SEC filings by filing Quarterly Reports on Form 10-Qs and an Annual Report on Form 10-K for the fiscal periods from December 31, 2024 through September 30, 2025, and thereafter our Common Stock became quoted on the OTCID Basic Market. Subject to compliance with applicable initial listing standards, which as described below is subject to uncertainty, the Company intends to seek uplisting of its Common Stock on a national securities exchange such as an exchange operated by The Nasdaq Stock Market, LLC (as applicable, an “Exchange”). Before then, the Company may seek to become quoted on the OTCQB or OTCQX, which are higher tiered quotation systems operated by the OTC Markets Group, Inc.

Based on the initial listing standards and related rules and policies of the Exchanges and circumstances surrounding the Company and its Common Stock, the Company anticipates facing significant challenges in its ability to achieve uplisting to an Exchange in the near term. The initial listing standards each Exchange generally require certain minimum criteria be met with respect to the bid price, market capitalization and financial performance of the Company and its Common Stock. Further, given our operational cessation in 2024 we may be unable to qualify in the near term for potential standards for listing which require two years of operating history, which could significantly delay our ability to become listed on an Exchange. Further, one potential standard for listing requires us to maintain a closing bid price of at least $4.00 for at least 90 trading days, among other required criteria. In addition to the fact that given our current stock price this would require us to effect a reverse stock split in an effort to achieve that minimum price, there is substantial uncertainty as to our ability to maintain that minimum closing bid price for a prolonged period of time, particularly given our quotation on the OTCID Basic Market and the volatility of our stock price. We may be unable to successfully navigate or address these challenged, which could significantly delay or prevent us from uplisting to an Exchange. If the Company is unable to uplist to an Exchange, it would negatively impact both investors’ ability to sell their shares and the market for such shares, and the Company’s ability to raise capital.

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

Our Board may authorize and issue shares of new series of preferred stock that could be superior to or adversely affect current holders of our Common Stock.

Our Board has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval which could adversely affect the rights of the holders of our Common Stock. In addition, our Board could authorize the issuance of a series of preferred stock that is convertible into our Common Stock, which could result in dilution to our existing Common Stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our Common Stock. Holders of Common Stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our Common Stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

We are incurring significant increased costs as a result of being a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that Legacy Zapata did not incur as a private company. These expenses may increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, we will need to implement additional internal controls, both generally and to address the material weaknesses discussed in this Report, and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

We have no current plans to pay any cash dividends on our Common Stock. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board as well as restrictions imposed by the DGCL. We currently anticipate that we will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends from future earnings for the foreseeable future. In addition, our ability to pay dividends may be limited by covenants under indebtedness that we or our subsidiaries may incur in the future, as well as other limitations and restrictions imposed by law. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock at a greater price than that which you paid for it.

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

Item 2. Properties

We do not own or lease any real property since all of our employees work remotely.

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

 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC ID Basic Market under the symbol “ZPTA.” Because our Common Stock is not listed on a securities exchange and its trading on the OTCID Basic Market is limited, there is currently a limited public trading market for our Common Stock.

Holders

As of March 23, 2026, there were approximately 141 shareholders of record of the Company's Common Stock. We believe that additional beneficial owners of our Common Stock hold shares in street name.

Dividend Policy

We have not paid cash dividends on our Common Stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and whether dividends are payable by us under the DGCL. In addition, the terms of outstanding preferred stock we may issue in the future could preclude us from paying dividends to holders of our Common Stock.

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

Overview

Zapata is a leading pure-play hardware-agnostic quantum software company. Following a strategic realignment in 2025, the Company offers subscription-based solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. Founded in 2017 by researchers from a Harvard University Quantum Computing Lab, Zapata has built one of the industry’s most robust intellectual property portfolios in quantum and hybrid quantum-classical computing and algorithmic methods, with over 60 patents, granted and pending, developed over eight years.

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

In late 2024 the Company voluntarily elected to temporarily suspend its operations due to its limited capital resources and inability to access adequate liquidity to continue to fund its operations and meet its outstanding debt obligations. In June 2025, the Company commenced debt restructuring and capital raising transactions and the reinstatement of operations by (1) entering into exchange agreements with unsecured creditors pursuant to which such creditors agreed to exchange outstanding obligations payable to them for Common Stock and certain rights related thereto, and (2) the Company sold convertible notes and warrants for gross proceeds of $3 million. The Company has since been continuing efforts to negotiate and restructure outstanding obligations and raise capital. In the furtherance of scaling operations, the Company has also entered into advisory agreements with third parties and agreed to compensate such parties in the form of equity and/or cash compensation.

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

Recent Developments

Merger with Andretti Acquisition Corp. (“AAC”)

On March 28, 2024, we completed our business combination with Andretti Acquisition Corp. (“AAC”), pursuant to which, among other things, Legacy Zapata became a wholly owned subsidiary of AAC (the “Merger”). For accounting purposes, the Merger was accounted for as a reverse recapitalization whereby Legacy Zapata was treated as the accounting acquirer and was treated as the acquired company. For additional information regarding the Merger, refer to Note 3 in the consolidated financial statements included elsewhere in this Annual Report.

Forward Purchase Agreement

On March 25, 2024, we entered into the Forward Purchase Agreement with Sandia Investment Management LP (“Sandia”), pursuant to which Sandia purchased, prior to the closing of the Merger, 1,000,000 shares of AAC’s Class A Ordinary Shares from third parties through a broker in the open market (the “Recycled Shares”) and, concurrently with the closing of the Merger, 500,000 shares of our Common Stock at a purchase price of $10.99 per share (the “Additional Shares”).

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

For additional information regarding the Forward Purchase Agreement, refer to Note 7 in the consolidated financial statements included elsewhere in this Annual Report.

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

For additional information regarding the Enterprise Solution and Sponsorship Agreements with Andretti Global, refer to Note 18 in the consolidated financial statements included elsewhere in this Annual Report.

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

For additional information regarding the Purchase Agreements with Lincoln Park, refer to Note 11 in the consolidated financial statements included elsewhere in this Annual Report.

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

On October 25, 2024, trading of our Common Stock and warrants was delisted by Nasdaq.

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

Since our inception through December 31, 2025, we have financed our operations primarily through sales of our Convertible Preferred Stock and Common Stock and with issuances of Senior Notes, Senior Secured Notes and Convertible Notes. For the year ended December 31, 2025, we generated net income of $9.3 million. As of December 31, 2025 and 2024, we had an accumulated deficit of $118.3 million and $127.7 million, respectively.

Our ability to continue as a going concern is dependent upon our ability to raise capital through future equity or debt financing and generate profits from our operations. We are pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

In 2025, we raised an aggregate of $3.0 million through the issuance of Convertible Notes and $1.5 million through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of our outstanding Senior Secured Notes. In addition, in 2025, we entered into conversion agreements with certain creditors to settle approximately $15.4 million of liabilities through the issuance of shares of our Common Stock. These activities were undertaken as part of our ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of our core business.

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

Components of Our Results of Operations

Revenue

Our revenue historically was generated primarily from sales of subscriptions to our software platform and related services. Subscriptions to our software platform are offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. We generated no revenue in 2025.

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

Other Expense, Net

Other expense, net consists primarily of fair value adjustments related to our Senior Secured Notes and derivative contract in connection with our Forward Purchase Agreement, interest income, interest expense and foreign exchange gains and losses from our international operations.

Income Taxes

For the years ended December 31, 2025 and 2024, we recorded an income tax benefit and provision of $0 and $20,000, respectively. These are related to income taxes from our foreign operations with pre-tax income generated from intercompany activities. We recorded a full valuation allowance of our net deferred tax asset position as of December 31, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change	%
	(in thousands)
Revenue ($0 and $1,300 from related parties, respectively)	$—	$3,876	$(3,876)	(100)
Cost of revenue	—	3,241	(3,241)	(100)
Gross profit	—	635	(635)	(100)
Operating expenses:
Sales and marketing ($0 and $2,873 from related parties, respectively)	267	7,120	(6,853)	(96)
Research and development	252	4,420	(4,168)	(94)
General and administrative	2,907	12,141	(9,235)	(76)
Total operating expenses	3,426	23,681	(20,255)	(267)
Loss from operations	(3,426)	(23,046)	(20,255)	167
Other income (expense):
Interest expense	(513)	(962)	449	(47)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)	(4,935)	(100)
Change in fair value of forward purchase agreement derivative liability	—	2,499	2,499	(100)
Change in fair value and loss on issuance of notes	—	(9,776)	(9,997)	(100)
Loss on extinguishment of senior secured notes	(134)	—	(134)	(100)
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—	2,357	100
Gain on extinguishment of liabilities	9,117	—	9,177	100
Gain on forbearance agreement	1,887	—	1,887	100
Other (expense) income, net	48	(1,903)	(1,951)	(103)
Total other expense, net	12,762	(15,077)	27,839	(185)
Net income (loss) before income taxes	9,336	(38,123)	47,41	(124)
Provision for income taxes	—	(20)	20	(100)
Net income (loss)	$9,336	$(38,143)	$47,478	(124)

** Not meaningful

Revenue

Revenue was $0 for the year ended December 31, 2025, as compared to $3.9 million for the year ended December 31, 2024 The decrease reflects the Operational Cessation.

Cost of Revenue

Cost of revenue was $0 for the year ended December 31, 2025, as compared to $3.2 million for the year ended December 31, 2024. The decrease reflects the Operational Cessation.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $0.3 million for the year ended December 31, 2025, as compared to $7.1 million for the year ended December 31, 2024. The decrease reflects the Operational Cessation.

Research and Development Expenses

Research and development expense was $0.3 million for the year ended December 31, 2025, as compared to $4.4 million for the year ended December 31, 2024. The decrease reflects the Operational Cessation.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the year ended December 31, 2025, compared to $12.1 million for the year ended December 31, 2024. The decrease of $9.2 million reflects the Operational Cessation. Expenses for the current period mainly consisted of insurance, software costs, salaries and benefits for remaining personnel, and legal and professional fees, including $0.1 million of legal expenses related to our intellectual property.

Loss From Operations

In the year ended December 31, 2025, we sustained an operating loss of $3.4 million compared to $23.0 million in the prior year. The difference was due to the Operation Cessation.

Other Income (Expense), Net

Other income, net was $12.7 million for the year ended December 31, 2025, compared to other expense, net of $15.1 million for the year ended December 31, 2024. The $27.8 million favorable variance was primarily attributable to the nonrecurrence in the current period of the following prior period charges which were non-cash: (i) $9.8 million loss related to the issuance of Senior Secured Notes, (ii) a $4.9 million loss on issuance of Forward Purchase Agreement, and (iii) $1.8 million in transaction costs incurred related to the Lincoln Park Purchase Agreement, partially offset by a $2.4 million gain resulting from the change in fair value of the Forward Purchase Agreement. Additionally, interest expense decreased by $0.5 million, primarily due to the conversion of a majority of the Senior Notes to equity upon closing of the merger in the first quarter of 2024.

Other income, net for the year ended December 31, 2025 includes a $2.4 million gain on extinguishment of the Forward Purchase Agreement liability, a $9.1 million gain on extinguishment of liabilities, a $1.9 million gain on forbearance agreement, partially offset by $0.5 million of interest expense, and a $0.1 million loss on extinguishment of Senior Secured Note.

Provision for income taxes

There was no provision for income taxes during the year ended December 31, 2025. The provision for income taxes during the year ended December 31, 2024 was not material and was related to our foreign operations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and Common Stock and the issuance of Convertible Notes. As of December 31, 2025, we had cash and cash equivalents of $1.7 million. Our principal use of cash is to fund our operations and platform development to support our growth.

As of March 23, 2026, we had approximately $0.7 million in cash. We do not have sufficient capital to meet our working capital needs for the 12 months following the date we file this Report and our audit opinion contains going concern qualification.

Series A

In 2025, we raised $1.5 million through the sale of Series A Convertible Preferred Stock.

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

In June 2025, we entered into a securities purchase agreement with accredited investors pursuant to which we sold and issued secured Convertible Promissory Notes and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3 million. The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and mature in June 2026, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion.

Convertible Promissory Notes

In June 2025, we entered into a securities purchase agreement with accredited investors pursuant to which we sold and issued secured Convertible Promissory Notes and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3 million. The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and mature in June 2026, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion.

The Convertible Promissory Notes are convertible into 75,000,000 shares of our Common Stock at the option of the holder at any time prior to repayment. The conversion price is $0.04 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, or recapitalizations. Upon conversion, any unpaid accrued interest is automatically forgiven. As of December 31, 2025, the aggregate principal and accrued interest outstanding under the Convertible Promissory Notes totaled $3.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(1,665)	$(18,108)
Net cash used in investing activities	—	(34)
Net cash provided by financing activities	3,018	15,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	(63)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,300	$(3,110)

Operating Activities

Net cash used in operating activities was $1.7 million for the year ended December 31, 2025. Operating cash flows reflected net income of $9.4 million and a $1.4 million net increase in working capital, partially offset by $12.4 million in net non-cash charges. Changes in working capital were primarily driven by a $1.0 million increase in accrued expenses and other current liabilities, and a $0.2 million increase in accounts payable. Non-cash charges included $9.1 million gain on extinguishment of liabilities, a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability, and a $1.9 million gain on forbearance agreement, partially offset by $0.5 million in non-cash interest expense, $0.3 million in stock-based compensation and $0.1 million loss on extinguishment of Senior Secured Note. As previously disclosed, we ceased operations in October 2024, resulting in limited activities during the current period.

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

Investing Activities

During the year ended December 31, 2025, we had no investing activities.

During the year ended December 31, 2024, net cash used in investing activities was $34,000, primarily consisting of purchases of property and equipment. The purchases of equipment during these periods were primarily related to computer equipment purchases.

Financing Activities

Net cash provided by financing activities was $3.0 million for the year ended December 31, 2025. This amount primarily reflects $2.9 million in net proceeds received from the issuance of Convertible Promissory Notes, $1.4 million in net proceeds from the sale of Series-A Preferred Stock, partially offset by the repayment of $1.3 million of Senior Secured Notes.

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

Collaborative Research Agreement

On February 12, 2024, the Company entered into a collaborative research agreement with a third party, pursuant to which the Company and the third party partnered to develop a quantum generative AI application and a hybrid solver over a three-month term. The Company led the development of the application. The third party also contributed $1,000 to the project in the form of a Senior Secured Note, which it did not elect to convert into the Company's Common Stock upon the Closing of the Merger, and which was repaid in June 2025. The collaborative research agreement was effectively terminated in October 2024 in connection with the Company's Operational Cessation.

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

Stock-Based Compensation Expense

We measure stock-based options granted to employees, directors, and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model for stock options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the over the vesting period of the award. We use the straight-line method to recognize the expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur. As of December 31, 2025, all awards have service-based vesting conditions.

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

Not applicable to smaller reporting companies

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zapata Quantum, Inc.

Boston, MA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zapata Quantum, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations since inception, incurred a net loss and used cash in operations during the year ended December 31, 2025, and had a stockholders’ deficiency as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, CA

March 31, 2026

ZAPATA QUANTUM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,659	$359
Accounts receivable ($0 and $1,567 from related parties, respectively)	—	1,595
Prepaid expenses and other current assets	181	229
Total current assets	1,840	2,183
Other non-current assets	432	550
Total assets	$2,272	$2,733
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable ($0 and $5,504 to related parties, respectively)	$3,963	$13,966
Accrued expenses and other current liabilities	1,764	2,611
Deferred legal fees	—	2,620
Other liabilities	406	406
Forward purchase agreement settlement liability	—	2,436
Convertible promissory notes, current ($300 to related parties)	3,133	—
Senior secured notes, current	1,273	—
Note payable - related party, current	—	1,618
Total current liabilities	10,539	23,657
Senior secured notes	—	2,237
Note payable - related party, non-current	—	312
Total liabilities	10,539	26,206
Commitments and contingencies (Note 9)
Stockholders’ deficit
Convertible preferred stock (Series A), $0.0001 par value; 15,000 and 0 shares authorized at December 31, 2025 and 2024, respectively; 15,000 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Convertible preferred stock (Series C), $0.0001 par value; 23,000 and 0 shares authorized at December 31, 2025 and 2024, respectively; 11,983 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 172,318,506 and 43,589,506 shares issued and outstanding at December 31, 2025 and 2024, respectively	17	4
Additional paid-in capital	110,211	104,301
Accumulated other comprehensive loss	(162)	(109)
Accumulated deficit	(118,333)	(127,669)
Total stockholders’ deficit	(8,267)	(23,473)
Total liabilities and stockholders’ deficit	$2,272	$2,733

The accompanying notes are an integral part of these consolidated financial statements.

ZAPATA QUANTUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue ($0 and $1,300 from related parties, respectively)	$—	$3,876
Cost of revenue	—	3,241
Gross profit	—	635
Operating expenses:
Sales and marketing ($0 and $3,783 from related parties, respectively)	267	7,120
Research and development	252	4,420
General and administrative	2,907	12,141
Total operating expenses	3,426	23,681
Loss from operations	(3,426)	(23,046)
Other income (expense):
Interest expense	(513)	(962)
Loss on issuance of forward purchase agreement derivative liability	—	(4,935)
Change in fair value of forward purchase agreement derivative liability	—	2,499
Loss on issuance of senior secured notes	—	(9,776)
Loss on extinguishment of senior secured notes	(134)	—
Gain on extinguishment of forward purchase agreement settlement liability	2,357	—
Gain on extinguishment of liabilities ($2,610 and $0 from related parties, respectively)	9,117	—
Gain on forbearance agreement	1,887	—
Other income (expense), net	48	(1,903)
Total other income (expense), net	12,762	(15,077)
Net income (loss) before income taxes	9,336	(38,123)
Provision for income taxes	—	(20)
Net income (loss)	$9,336	$(38,143)
Net income (loss) per share attributable to Common Stockholders, basic	$0.09	$(1.30)
Net income (loss) per share attributable to Common Stockholders, diluted	$0.04	$(1.30)
Weighted-average common shares outstanding, basic	101,862,348	29,434,511
Weighted-average common shares outstanding, diluted	227,397,251	29,434,511
Net income (loss)	$9,336	$(38,143)
Foreign currency translation adjustment	(53)	(60)
Comprehensive income (loss)	$9,283	$(38,203)

The accompanying notes are an integral part of these consolidated financial statements.

ZAPATA QUANTUM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

(In thousands, except share amounts)

	Convertible Preferred – Series A and C Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	13,001,114	$64,716	4,678,950	$—	$14,633	$(49)	$(89,526)	$(10,226)
Issuance of Common Stock resulting from exercise of stock options	—	—	47,183	—	68	—	—	68
Loss on issuance of senior secured notes	—	—	—	—	9,776	—	—	9,776
Issuance of Common Stock pursuant to the forward purchase agreement	—	—	500,000	—	(10,986)	—	—	(10,986)
Issuance of Common Stock related to the conversion of Senior Secured Notes (856,202 shares or $3,853 to related parties)	—	—	3,257,876	—	14,660	—	—	14,660
Issuance of Common Stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	—	—	42,372	—	352	—	—	352
Issuance of Common Stock pursuant to the equity line of credit	—	—	13,078,780	2	8,562	—	—	8,564
Conversion of redeemable convertible preferred stock into Common Stock in connection with the reverse recapitalization	(13,001,114)	(64,716)	13,001,114	1	64,715	—	—	—
Commitment shares issued pursuant to the equity line of credit	—	—	1,212,025	—	1,956	—	—	1,956
Issuance of Common Stock upon the reverse recapitalization	—	—	7,596,206	1	4,477	—	—	4,478
Issuance costs in connection with the reverse recapitalization	—	—	—	—	(7,058)	—	—	(7,058)
Partial early termination of the forward purchase agreement	—	—	—	—	2,500	—	—	2,500
Issuance of Common Stock under the 2024 Plan			150,000	—	85	—	—	85
Vesting of restricted stock units	—	—	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	561	—	—	561
Net loss	—	—	—	—	—	—	(38,143)	(38,143)
Cumulative translation adjustment	—	—	—	—	—	(60)	—	(60)
Balances at December 31, 2024	—	—	43,589,506	$4	104,301	(109)	(127,669)	(23,473)
Issuance of restricted stock units to officers	—	—	65,050,000	7	25	—	—	32
Stock-based compensation expense	—	—	—	—	245	—	—	245
Issuance of Common Stock resulting from the Consent Agreement	—	—	34,000,000	3	7	—	—	10
Issuance of Common Stock in settlement of related party notes	—	—	5,407,000	—	1,998	—	—	1,998
Issuance of Common Stock in settlement of Forward Purchase Agreement	—	—	6,591,000	—	79	—	—	79
Issuance of Common Stock resulting from the Conversion Agreements	—	—	17,681,000	3	2,102	—	—	2,105
Issuance of Series A Convertible Preferred Stock	15,000	—	—	—	1,436	—	—	1,436
Issuance of Series C Convertible Preferred Stock	11,983	—	—	—	18	—	—	18
Net income	—	—	—	—	—	—	9,336	9,336
Cumulative translation adjustment	—	—	—	—	—	(53)	—	(53)
Balances at December 31, 2025	26,983	$—	172,318,506	$17	$110,211	$(162)	$(118,333)	$(8,267)

The accompanying notes are an integral part of these consolidated financial statements.

 ZAPATA QUANTUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$9,366	$(38,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	118
Non-cash interest expense	521	863
Non-cash vendor payments	—	150
Change in allowance for doubtful accounts	28	—
Loss on issuance of forward purchase agreement derivative liability	—	4,935
Loss on issuance of senior secured notes	—	9,776
Change in fair value of forward purchase agreement derivative liability	—	(2,499)
Stock-based compensation	274	647
Non-cash lease expense	—	241
Loss on extinguishment of senior secured	134	—
Gain on extinguishment of forward purchase agreement settlement liability	(2,357)	—
Gain on extinguishment of liabilities	(9,117)	—
Gain on forbearance agreement	(1,887)	—
Equity line of credit commitment expense	—	1,956
Loss on fixed assets disposal	—	71
Changes in operating assets and liabilities:
Accounts receivable	—	(90)
Prepaid expenses and other current and non-current assets	166	(455)
Accounts payable	198	7,060
Accrued expenses and other current liabilities and other non-current liabilities	1,009	(4,339)
Deferred revenue	—	95
Deferred legal fees	—	(678)
Forward purchase agreement settlement obligation	—	2,436
Operating lease liabilities	—	(252)
Net cash used in operating activities	(1,665)	(18,108)
Cash flows from investing activities:
Purchases of property and equipment	—	(34)
Net cash used in investing activities	—	(34)
Cash flows from financing activities:
Payment of deferred offering costs	—	(2,929)
Proceeds from the exercise of stock options	—	68
Issuances of Common Stock under equity line of credit	—	8,563
Proceeds from the reverse recapitalization	—	12,637
Proceeds from the partial early termination of the forward purchase agreement	—	2,500
Proceeds from note payable - related party	—	—
Payment of note payable - related party	—	(635)
Prepayment for forward purchase agreement	—	(10,986)
Debt discount paid in cash	—	(123)
Proceeds from senior and senior secured notes	—	6,000
Payment of senior secured notes	(1,343)	—
Proceeds from convertible notes, net	2,925	—
Proceeds from sale of Series A preferred stock, net	1,436	—
Net cash provided by financing activities	3,018	15,095
Effect of exchange rate changes on cash and cash equivalents	(53)	(63)
Net increase (decrease) in cash and cash equivalents	1,300	(3,110)
Cash and cash equivalents and restricted cash at beginning of period	359	3,469
Cash and cash equivalents and restricted cash at end of period	$1,659	$359

Supplemental disclosures
Issuance of Common Stock in connection with conversion of senior secured notes ($3,853 and $0 from related parties, respectively)	$—	$14,660
Issuance of Common Stock in connection with debt issuance costs related to senior secured notes and capital markets advisory agreements	$—	$352
Issuance of senior secured notes in lieu of payments for offering costs and capital markets advisory agreements	$—	$1,150
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,793
Debt issuance costs in included in accrued expenses and other current liabilities	$—	$35
Conversion of convertible preferred stock upon the reverse recapitalization	$—	$64,716
Issuance of Common Stock under the 2024 Equity and Incentive Plan	$—	$85
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—
Liabilities assumed from the merger	$—	8,159
Issuance of Common Stock in connection with settlement of liability	$2,105	$—
Issuance of Common Stock in connection with settlement of forward purchase obligation	$79	$—
Issuance of Common Stock upon conversion of related party notes	$1,998	$—
Issuance of series C preferred stock in connection with settlement of liability	$18	$—

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

In 2025, the Company undertook restructuring activities aimed at restarting certain aspects of its core business (Notes 8, 9, and 10).

As of October 31, 2025, following a strategic realignment to refocus on its core quantum mission, the Company offers deliver subscription-based solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. These solutions include software and software tools supported by services. Its software platform is based on patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. These planned operations are subject to the Company raising sufficient capital. Prior to October 31, 2025, the Company also offered specialized generative AI solutions which used techniques inspired by quantum physics and were tailored to solving complex industrial problems. These solutions combined software and related services and were subscription-based.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant losses and negative cash flows from operations since the inception of Legacy Zapata in November 2017, expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market, and had a stockholders’ deficit as of December 31, 2025.

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

Since inception through December 31, 2025, the Company has financed its operations primarily through sales of its Convertible Preferred Stock, as defined below, and Common Stock and with issuances of Senior Notes and Senior Secured Notes, as defined below. The Company generated net income of $9,336 for the year ended December 31, 2025, and a net loss of $38,143 for the year ended December 31, 2024. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $118,333 and $127,669, respectively.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital through future equity or debt financing and generate profits from its operations. The Company is pursuing all available options for funding, which include seeking public or private investments and funding through the sale of equity or debt securities.

In 2025, the Company raised an aggregate of $2,925 through the issuance of Convertible Notes and $1,436 through the sale of Series A Convertible Preferred Stock. The proceeds from the Convertible Notes were used to repay one of the Company’s outstanding Senior Secured Notes. In addition, in 2025, the Company entered into conversion agreements with certain creditors to settle approximately $13,240 of accounts payable, accrued expenses, and notes payable to related parties. The Company also settled its obligation of $2,436 under the Forward Purchase Agreement through the issuance of shares of the Company’s Common Stock. The Company also entered into Forbearance Agreements extinguishing $1,887 due to two third-party creditors (Note 9). These activities were undertaken as part of the Company’s ongoing efforts to improve the Company’s capital structure and provide the liquidity necessary to support restarting certain aspects of its core business.

Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations, the ongoing execution and performance of its core business require substantial funds to implement and there is no assurance that the Company will be able to continue raising the additional capital necessary to continue operations and execute on the Company’s business plan.

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

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The financial statements include the accounts of Zapata Quantum Inc, and its wholly owned subsidiaries Zapata Government Services, Inc., Zapata Computing Security Corporation, Zapata Computing Canada, Inc., Zapata Computing U.K. Limited, Zapata Japan, Inc., and Zapata Computing Spain, S.L.

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

The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Accounts receivable is presented after consideration of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for recovery is determined to not be probable. As of December 31, 2025 and 2024, the Company recorded an allowance for credit losses of $28 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. As of December 31, 2025 and 2024, the amount of cash equivalents included in cash and cash equivalents totaled $0 and $38, respectively.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized is measured based on the excess of the carrying value of the impaired asset group over its fair value. The Company recognized no impairment losses for the years ended December 31, 2025, and 2024.

Deferred Legal Fees

Deferred fees consist of consideration to be paid to AAC’s legal advisors in connection with its initial public offering (“IPO”) and the consummation of the Merger. The deferred legal fees were payable in equal monthly installments over the twelve-month period beginning May 3, 2024. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation, and the remaining balance of $2,621 was subsequently converted into the Company’s Common Stock in the second quarter of 2025.

Segment Information

The Company manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker, reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. As of December 31, 2025 and 2024, the Company does not have material long-term assets outside the U.S.

Capitalization of Software Development Costs

The Company incurred software development costs related to development of its quantum computing platform. Given that the Company may sell the platform both as a service as well as a license, the Company evaluates software development costs to determine the point where technological feasibility is established. The Company has determined that technological feasibility is typically concurrently with the release, and therefore there have not been costs capitalized through December 31, 2025. Costs incurred in connection with maintenance and customer support are also expensed as incurred.

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

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

The Company earns revenue primarily from subscriptions to its software platform and related services. Subscriptions to its software platform are currently offered as stand-ready access to its cloud environment on an annual or multi-year basis. The Company’s consulting services may result in either single or multiple performance obligations based on the contractual terms. The Company also offers services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with its software platform. The Company evaluates its contracts at inception to determine if the promises represent a single, combined performance obligation, or multiple performance obligations. It allocates the transaction price to the performance obligations identified. Judgment is required to allocate the transaction price to each performance obligation. The Company utilizes a stand-alone selling price methodology based on observable or estimated prices for each performance obligation. The Company considers market conditions, entity-specific factors, and information about the customer that is reasonably available to the entity when estimating stand-alone selling price for those performance obligations without an observable selling price. The Company’s contracts do not contain rights of return, and any variable consideration as the result of service level agreements has been immaterial. The Company does not have other contractual terms that give rise to variable consideration.

Revenue from subscriptions to the Company’s Orquestra Platform to date have only been sold as access to the platform in its hosted environment and are therefore recognized over the contract term on a ratable basis, as the promise represents a stand-ready performance obligation.

Revenue from consulting services is generally recognized over time. The Company’s contracts typically contain fixed-fee transaction prices. The Company determines and records a provision for loss contracts at the contract level when the current estimate of total costs of the contract at completion exceeds the total consideration the Company expects to receive. The Company has not recorded any provision for loss contracts at December 31, 2025 or 2024.

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

Sales and Marketing Expenses

Advertising expenses, which are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss, primarily include promotional expenditures, and are expensed as incurred. The amount incurred for advertising expenses for the years ended December 31, 2025 and 2024 were $13 and $3,783, respectively.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of December 31, 2025 and 2024.

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

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

On April 1, 2024, in connection with the consummation of the Merger, the Company’s Common Stock was listed on the Nasdaq Global Market, and the Public Warrants and the Private Placement Warrants were listed on the Nasdaq Capital Market, under the new trading symbols “ZPTA” and “ZPTAW,” respectively. Costs paid by the Company directly attributable to the Merger were $7,058 and were treated as issuance costs and netted against additional paid-in-capital in the consolidated balance sheet of the Company. Additionally, upon the consummation of the Merger, the holders of certain outstanding Senior Secured Notes elected to convert the principal of their notes and accrued interest thereon in an aggregate amount of $14,660 into 3,257,876 shares of the Company’s Common Stock (856,202 shares to related parties) in accordance with their terms, at a conversion price of $4.50 per share. Aggregate principal and accrued interest of $1,273 on the Senior Secured Notes remains outstanding as of December 31, 2025.

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

4. Revenue From Contracts With Customers

All revenue from contracts with customers was generated in the U.S. during the year ended December 31, 2024. No revenue was recognized during the year ended December 31, 2025 due to the Operational Cessation (Note 1) in the fourth quarter of 2024. Revenue from contracts with customers recognized for the year ended December 31, 2025 and 2024 consists of the following:

	Year Ended December 31,
	2025	2024
Point in time	$—	$—
Over time	—	3,876
Total	$—	$3,876

The Company’s balances resulting from contracts with customers include the following:

Contract Acquisition Costs— No deferred transaction costs were recorded as of December 31, 2025 and 2024. There was $0 and $10 of amortization of contract acquisition costs recognized in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and 2024, respectively.

Accounts Receivable—As of December 31, 2025 and December 31, 2024, there were accounts receivable due from related parties amounting to $0 and $1,567, respectively. As of December 31, 2025 and 2024, the Company had zero allowance for credit losses.

Other Liabilities— Balances due to customers of $406 as of December 31, 2025 and 2024.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$—	$—	$—	$—
	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$38	$—	$—	$38
	$38	$—	$—	$38

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

For the year ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued employee compensation and benefit	$73	$77
Accrued professional fees	259	1,312
Refunds payable	750	750
Other	682	472
Accrued expenses and other current liabilities	$1,764	$2,611

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

The Company recorded the fair value of the derivative instrument of $4,935 as a liability on its consolidated balance sheets and measured it at fair value with the initial value of the derivative instrument recorded as a loss on issuance of forward purchase agreement derivative liability in the consolidated statements of operations and comprehensive income (loss). The forward purchase agreement derivative liability was subsequently remeasured to fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss)The fair value of the obligation to Sandia was determined to be $2,436 at December 31, 2024.

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

In June 2025, the Company entered into the Conversion Agreement with Sandia. Pursuant to the Conversion Agreement the Company settled its obligation under the Forward Purchase Agreement by issuing 6,591,000 shares of the Company’s Common Stock with a fair value of $79 to Sandia. The Company and Sandia also entered into Universal Resale and Registration Provisions, which include lock-up restrictions limiting the sale, transfer, pledge, or other disposition of the common shares issued. As a result of the conversion, the Company derecognized $2,436 of forward purchase agreement settlement obligation, recorded the issuance of 6,591,000 shares of Common Stock, and recognized a gain on extinguishment of liabilities of $2,357.

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

 The Company determined the initial value for the forward purchase agreement derivative liability of $4,935 using the Level 3 inputs as of the issuance date on March 28, 2024 and recorded the loss on issuance of $4,935 as a loss on issuance of forward purchase agreement derivative liability in the consolidated statements of operations and comprehensive loss. The change in fair value of the forward purchase agreement derivative liability of $2,499 was recorded during the year ended December 31, 2024 in the consolidated statements of operations and comprehensive loss.

The following table presents the change in fair value of the forward purchase agreement derivative liability for the years ended December 31, 2025 and 2024:

	2025	2024
Opening Balance	$2,436	$—
Forward purchase agreement derivative liability issuance	—	4,935
Change in fair value of forward purchase agreement derivative liability	—	(2,499)
Settlement of forward purchase agreement derivative liability	(2,436)
Ending Balance	$—	$2,436

8. Debt

The aggregate principal amount of debt outstanding as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Senior secured notes	$1,273	$2,237
Convertible promissory notes	3,133	—
Note payable - related parties	—	1,930
Total Debt	$4,406	$4,167

Current and non-current debt obligations reflected in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Current liabilities:
Note payable - related parties	$—	$1,618
Senior secured notes	1,273	—
Convertible promissory notes	3,133	—
Debt, current portion	4,406	1,618
Non-current liabilities:
Note payable - related parties	—	312
Senior secured notes	—	2,237
Debt, net of current portion	—	2,549
Total Debt	$4,406	$4,167

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

Senior Secured Notes

As of December 31, 2023, Legacy Zapata had an outstanding balance of Senior Secured Notes of $8,900, which was netted with $158 of unamortized debt issuance costs. From January 2024 through March 2024, Legacy Zapata issued $7,150 in additional aggregate principal amount of Senior Secured Notes, which includes certain Senior Secured Notes with an aggregate principal amount of $1,150 that were issued to third party advisors in lieu of cash payment for services rendered to Legacy Zapata related to the Merger (Note 3). The Senior Secured Notes issued from January 2024 to March 2024 totaling $6,150 were issued at a substantial premium. Accordingly, the Company accounted for the issuance of these Senior Secured Notes under the amortized cost model, which is the principal plus accrued interest. The remaining Senior Secured Note issued to a third-party advisor totaling $1,000 is carried at redemption value, which is the principal plus accrued interest. The Company issued a Senior Secured Note to a third party for capital market advisory services that vested contingently with the Merger. Upon the satisfaction of the performance condition as described in the agreement, the Company accounted for the Senior Secured Note as a stock-based award granted to a non-employee and measured the award based on the fair value on the Merger date, with the liability portion of the award recorded as Senior Secured Notes at the redemption value, and the excess fair value recorded as a loss on issuance of convertible note within total other expense, net in the consolidated statements of operations and comprehensive income (loss).

Upon the Closing of the Merger, a portion of the aggregate outstanding the Senior Secured Notes converted into 3,257,876 shares of the Company’s Common Stock (856,202 shares to related parties). Upon the conversion of the Senior Secured Notes, the principal balance of the debt of $14,207 and associated accrued interest of $453 were converted, resulting in an increase in Common Stock and additional paid-in capital of $14,660. Certain holders of the Senior Secured Notes, holding $2,000 in aggregate principal, did not convert their Senior Secured Notes into shares of the Company’s Common Stock. The balance of the secured notes and accrued interest was $2,237 at December 31, 2024.

In June 2025 the Company made a payment of $1,342 to settle one of Senior Secured Notes, which had an original principal amount of $1,000 and accrued interest of $209. In connection with the repayment, the Company recognized a loss on debt extinguishment of $134 during the year ended December 31, 2025.

In January 2025, one of the $1,000 Senior Secured was assigned from its original note holder to Sandia. The transfer did not modify the terms of the note or its accounting treatment. As of December 31, 2025 aggregate principal and accrued interest of $1,273 is due on the outstanding Senior Secured Note which matures December 15, 2026.

As part of the assignment of the note to Sandia, , the Company entered into a consent agreement (the “Consent Agreement”) with Sandia. Under the Consent Agreement, Sandia agreed to waive certain rights under its outstanding Senior Secured Note agreement, including default under the Senior Secured Note agreement arising from, or in connection with, the issuance of Convertible Promissory Notes described below, as well as any defaults existing as of the date of the Consent. In exchange for this waiver, the Company issued 34,000,000 shares of its Common Stock with a fair value of $10 to Sandia. In addition, the Company entered into an intercreditor agreement with the collateral agent and Sandia providing for the relative rights with respect to the secured obligations of the Company.

The Consent was accounted for as a modification of the Senior Secured Note. The fair value of the issued shares of $10 was reflected as a debt modification cost.

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

The Company recognized approximately $168 of interest expense for the year ended December 31, 2025, which is included within interest expense in the consolidated statements of operations and comprehensive income (loss). Interest expense attributable to the amortization of debt issuance costs incurred with third-party financing arrangements was immaterial for the year ended December 31, 2025.

Notes Payable - Related Parties

To finance transaction costs related to the Merger, the Sponsor and certain AAC officers and directors provided working capital loans (the “Notes Payable – Related Party”) prior to Closing. These notes were repayable at the Merger Closing without interest or, at AAC’s discretion, up to $1,500 could be converted into Private Placement Warrants at $1.00 per warrant.

On March 28, 2024, the Notes Payable – Related Party were amended to defer repayment of the outstanding principal and accrued interest of $2,619. The amended terms require repayment in monthly installments, beginning thirty days after the Lincoln Park Registration Statement became effective on April 18, 2024 (Note 11). No note holders elected to convert their loans into warrants at Closing. The notes bear interest at 4.5% per annum and are accounted for at amortized cost. The balance of the notes payable and accrued interest– related parties was $1,930 at December 31, 2024.

In June 2025, the Company entered into Conversion Agreements with the note holders of the Notes Payable – Related Party to settle all remaining outstanding debt obligations and accrued interest.. Pursuant to the Conversion Agreements, the Company settled its Notes Payable – Related Party by issuing 5,407,000 shares of the Company’s Common Stock with a fair value of $38 to the note holders to settle outstanding notes payable and accrued interest of $1,998. The excess of the carrying value of the notes payable and accrued interest converted in excess of the fair value of the shares issued of $1,960 was recorded as a capital contribution.

As a result of the conversion, the Company derecognized Notes Payable – Related Party of $1,998 and recorded the issuance of 5,407,000 shares of Common Stock. As of December 31, 2025, there was no remaining balance and no unamortized debt discount.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

9. Commitment and Contingencies

Forbearance Agreements

Included in accounts payable at December 31, 2024 were payables to service providers of $3,774. On October 22, 2025, the Company entered into forbearance agreements (the “Forbearance Agreement”) with two third-party creditors related to outstanding invoices totaling approximately $3,774 (the “Overdue Amount”). Pursuant to the Forbearance Agreement, 50% of the Overdue Amount (approximately $1,887), remains due, and the remaining $1,887 becomes contingently payable based upon the completion of capital-raising transactions generating at least $45 million and $55 million, respectively, in aggregate proceeds. If the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished. The creditor has agreed to temporarily forbear from enforcing collection of the $1,887 that is currently recorded in accounts payable during the forbearance period.

The Company has accounted for the $1,887 that is now contingently payable as an extinguishment of debt and has included this in other income due to management’s assessment that is more likely than not that the Company would not be able to reach the equity raising threshold that would require repayment of these amounts.

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

Advisory and Other Agreements

In connection with the Merger, on September 13, 2023, the Company entered into an agreement with a third party for advisory services. In March 2024, the payment terms were amended to provide for a fee of $1,250, to be paid by the issuance of a Senior Secured Note with a principal amount of $1,000 and the remaining $250 in six monthly installments in cash of $42 per month commencing on May 15, 2024. From May 2024 through September 2024 the Company paid $209 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation (Note 1), and the remaining balance of 42 was subsequently converted into 113,000 shares of the Company’s Common Stock with a fair value of $14 in the second quarter of 2025.

On February 9, 2024, the Company entered into an engagement letter with an additional third party, as amended on February 27, 2024. The Company agreed to pay the third party a non-refundable cash fee of $1,800, payable by the Company in monthly payments of $113 over the Term (as defined in Note 3) with $300 of such payment waivable if the Company voluntarily prepays $1,500 to the third party prior to December 31, 2024. Upon the Closing of the Merger, the Company recognized $1,800 as transaction costs, which recorded as a reduction in additional paid-in capital. From May 2024 through September 2024 the Company paid $563 to the third party. The Company ceased making payments in the fourth quarter of 2024 due to the Operational Cessation (Note 1), and the remaining balance of $1,237 was subsequently converted into 3,349,000 shares of the Company’s Common Stock with a fair value of $40 in the second quarter of 2025.

Collaborative Research Agreement

On February 12, 2024, the Company entered into a collaborative research agreement with a third party, pursuant to which the Company and the third party partnered to develop a quantum generative AI application and a hybrid solver over a three-month term. The Company led the development of the application. The third party also contributed $1,000 to the project in the form of a Senior Secured Note, which it did not elect to convert into the Company’s Common Stock upon the Closing of the Merger and which was repaid in June 2025. The collaborative research agreement was effectively terminated in October 2024 in connection with the Company’s Operational Cessation (Note 1).

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

10. Convertible Preferred Stock

In connection with the Merger on March 28, 2024, each holder of the Convertible Preferred Stock was converted into the right to receive 0.9141 shares of the Company’s Common Stock. The Company determined that the Merger constituted a deemed liquidation under its charter and, as such, the holders of the Convertible Preferred Stock were entitled to receive an amount per share equal to the greater of i) the applicable original issue price of the applicable series of the Convertible Preferred Stock, plus any dividends declared but unpaid thereon (the “Preference”), or ii) such amount per share as would have been payable had all shares of the Convertible Preferred Stock been converted into Common Stock immediately prior to the Merger (the “As Converted Amount”). Upon the Closing of the Merger, the Company determined that the As Converted Amount was greater than the Preference and converted 14,222,580 shares of Convertible Preferred Stock into 13,001,114 shares of the Company’s Common Stock. The Company’s capital amounts prior to the Merger have been retrospectively restated as shares reflecting the conversion ratio of 0.9141 established in the Merger. Following the Closing, the Company had no shares of Convertible Preferred Stock outstanding at December 31, 2024.

Series A Convertible Preferred Stock

In October and November 2025, the Company entered into securities purchase Agreements with accredited investors, pursuant to which the Company offered and sold 15,000 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $100 per share for total gross proceeds of $1,500. The Company incurred expenses totaling $64, resulting in net proceeds of $1,436.

On October 23, 2025, the Company filed the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) of the Series A with the Delaware Secretary of State, designating and authorizing the issuance of up to 15,000 shares of Series A Convertible Preferred Stock.

As of December 31, 2025, the authorized, issued, and outstanding Series A Convertible Preferred Stock and their principal were as follows:

		December 31, 2025
	Par Value	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	0.0001	15,000	15,000	$1,500	$—	15,000,000
		15,000	15,000	$1,500	$—	15,000,000

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

On July 22, 2025, the Company issued a total of 11,983 shares of the Company’s Series C Convertible Preferred Stock (convertible into 11,983,000 shares of Common Stock) with a fair value of $12 to two creditors in settlement of $4,429 of accounts payable and accrued expenses pursuant to the Conversion Agreements As a result of the issuance of the Series C Convertible preferred stock, the Company recognized a gain on extinguishment of liabilities of $4,417.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

As of December 31, 2025, the authorized, issued, and outstanding Series C Convertible Preferred Stock and their principal were as follows:

		December 31, 2025
	Par Value	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series C Preferred Stock	0.0001	23,000	11,983	$4,429	$—	11,983,000
		23,000	11,983	$4,429	$—	11,983,000

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

11. Common Stock

As of December 31, 2025 and 2024, the Company had authorized 600,000,000 shares of $0.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote, together with the holders of the Series A and Series C Convertible Preferred Stock (on an as-converted basis), on all matters submitted to the stockholders for a vote. The holders of Common Stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

Unvested Shares

In connection with the Closing on March 28, 2024, 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the closing available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the Closing, the volume-weighted average price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the Closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s consolidated financial statements. No Unvested Shares vested during the year ended December 31, 2025.

Lincoln Park Purchase Agreement

The Company entered into two equity purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on December 19, 2023 (the “2023 Purchase Agreement”) and August 13, 2024 (the “2024 Purchase Agreement”). Under the 2023 Purchase Agreement, Lincoln Park committed to purchase up to $75,000 of the Company’s Common Stock over a 36-month period following the Merger Closing. The Company issued 712,025 shares with fair value of $1,688 as a Commitment Fee on April 11, 2024. A related registration statement covering the shares issuable under the agreement was filed on April 12, 2024 and declared effective on April 18, 2024. As of December 31, 2025, the Company had issued 13,078,780 shares for total proceeds of $8,564 (excluding Commitment Shares).

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

Under the 2024 Purchase Agreement, Lincoln Park committed to purchase up to $10,000 of Common Stock over a 24-month period. The Company issued 500,000 Commitment Shares upon execution. The related registration statement was filed on September 3, 2024 and declared effective on September 9, 2024. As of December 31, 2025, the Company issued 2,700,000 shares for total proceeds of $862 (excluding Commitment Shares).

Conversion Agreements and Universal Resale and Registration Provisions

During the year ended December 31, 2025, the Company entered into a series of conversion agreements with certain of its creditors. Pursuant to the Conversion Agreements certain creditors agreed to exchange an aggregate of approximately $6,814 of accounts payable, into 17,681,000 shares of the Company’s Common Stock with a fair value of $2,105, resulting in a gain of extinguishment of liabilities of $4,695 that has been recorded as other income in the accompanying statement of operations for the year ending December 31, 2025 . In connection with the Conversion Agreements, the Company and counterparties who received Common Stock or preferred stock entered into certain Universal Resale and Registration Provisions pursuant to which such recipients agreed to certain lock-up provisions restricting and limiting their sale, transfer, pledge, or disposal of any shares of Common Stock held by or issuable to such recipients.

12. Warrants

Public Warrants and Private Placement Warrants

As part of AAC’s IPO, AAC issued Public Warrants to third-party investors where each whole warrant entitles the holder to purchase one share of AAC’s Common Stock at an exercise price of $11.50 per share. Simultaneously with the closing of the IPO, AAC completed the private sale of Private Placement Warrants to the sponsor, where each warrant allows the holder to purchase one share of AAC’s Common Stock at $11.50 per share. Additionally, pursuant to AACs’ sponsor working capital loan agreement, the sponsor may convert up to $1,500 of the outstanding Notes Payable – Related Party into up to an additional 1,500,000 Private Placement Warrants at the price of $1.00 per warrant upon the Closing Date (Note 8). Upon the Closing Date, the option to convert up to $1,500 of the outstanding Notes Payable – Related Party amount into and up to an additional 1,500,000 Private Placement Warrants was not exercised. As of December 31, 2025, 11,499,982 Public Warrants and 13,550,000 Private Placement Warrants remained outstanding.

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

As of December 31, 2025 and 2024, there were 11,499,982 and 11,499,982 Public Warrants outstanding, respectively. As of December 31, 2025 and 2024, there were 55,800,000 and 13,550,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

Warrant activity after retrospectively adjusting for the effect of the reverse recapitalization during the year ended December 31, 2024 and 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	—	$—	—	$—
Granted	25,049,982	11.50
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31 2024	25,049,982	$11.50	4.24	$—
Granted	42,250,000	0.040
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31 2025	67,299,982	4.31	3.97	66,755
Options vested and exercisable at December 31, 2025	66,249,982	$4.31	3.97	$65,096

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

Warrants on Financing Activities

In March, August, and December 2025, the Company issued 550,000, 1,200,000, and 3,000,000 warrants with an exercise price of $0.115, $0.04, and $0.04 per share, respectively, to its investment bankers in connection with the Company’s financing activities. The 1,200,000 warrants issued in August 2025 are subject to service conditions and vest monthly over twenty-four months. The warrants are classified as equity, and their fair value was measured using the Black-Scholes option-pricing model. The fair value of the warrants on the date of issuance was immaterial.

The weighted-average grant-date fair value of warrants granted for the year ended December 31, 2025 was $0.04 per share. As of December 31, 2025, there was no unrecognized compensation cost related to unvested warrants.

13. Compensation Plans

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

As of December 31, 2025, 503,515 shares remained outstanding under the 2018 Plan following the Operational Cessation.

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

As of December 31, 2025, a total of 5,669,371 shares of Common Stock were reserved for issuance under the 2024 Plan, of which 200,000 shares of Common Stock were issued and outstanding, 25,000 shares of Common Stock were issuable upon the vesting of restricted awards, and 5,444,371 shares remained available for future grants.

Inducement Awards

The Company issued options exercisable for an aggregate of 900,000 shares of its Common Stock as inducement awards outside of the 2024 Plan during the year ended December 31, 2024. Of these, 300,000 options were forfeited as a result of the Operational Cessation, and 600,000 options remained outstanding as of December 31, 2025 and 2024.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.63% - 3.77%	4.32% - 4.50%
Expected term (in years)	6.00	6.00
Expected volatility	150.00%	60.00%
Expected dividend yield	0%	0%

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

Stock option activity after retrospectively adjusting for the effect of the reverse recapitalization during the year ended December 31, 2024 and 2025 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	3,078,475	$2.38	6.98	$4,489
Granted	900,000	1.10
Exercised	(47,183)	1.44
Forfeited and expired	(974,544)	2.40
Balance at December 31 2024	2,956,748	$2.34	6.01	$—
Granted	37,900,000	0.034
Exercised	—	—
Forfeited and expired	(1,853,297)	1.89
Balance at December 31 2025	39,003,451	0.08	9.62	58,598
Options vested and exercisable at December 31, 2025	1,245,182	$1.11	7.68	$583

On October 7, 2025, the Company appointed Mr. William Klitgaard to the Board of Directors and named him as the sole member of the Audit Committee. In connection with his appointment, the Company granted Mr. Klitgaard the following compensation: (i) a grant of 1,000,000 five-year stock options with a fair value of $74 as determined by a Black Scholes pricing model, vesting in equal monthly increments over a two-year period, subject to continued services to the Company as of each applicable vesting date, with an exercise price of $0.08, (ii) cash compensation of $100 per year for services as director, and (iii) additional cash compensation of $25 per year for services as a chair of the Audit Committee of the Company, with both cash grants subject to Mr. Klitgaard’s continued service to the Company as of each applicable payment date.

On October 9, 2025, the Company appointed Mr. Clark Golestani, a director, to serve as Chairman of the Board of Directors. In connection with his appointment, the Company granted Mr. Golestani 1,000,000 five-year stock options with an exercise price of $0.08 with a fair value of $87 as determined by a Black Scholes pricing model, vesting in equal monthly increments over a two-year period, subject to Mr. Golestani’s continued service to the Company as of each applicable vesting date.

On October 9, 2025, the Company appointed Mr. Sumit Kapur, the Company's Chief Executive Officer, to the Board of Directors. In connection with his appointment, the Company granted Mr. Kapur 1,000,000 five-year stock options with an exercise price of $0.08 with a fair value of $87 as determined by a Black Scholes pricing model, vesting in equal monthly increments over a two-year period, subject to Mr. Kapur’s continued service to the Company as of each applicable vesting date. On October 9, 2025, in connection with Mr. Kapur’s services as Chief Executive Officer, the Company also granted Mr. Kapur 5,000,000 five-year stock options with an exercise price of $0.08, with a fair value of $433 as determined by a Black Scholes pricing model, vesting in equal monthly installments over four years, subject to his continued services to the Company as of each applicable vesting date.

In addition to the option grants listed above, the Company granted its employees, advisors, and consultants an aggregate of 29,900,000 ten-year stock options with an exercise price ranging from $0.0020 and $0.15 with an aggregate fair value of $858 as determined by a Black Scholes pricing model, vesting in equal monthly increments over either a two or four year period, with certain awards vesting 25% after one year and then monthly over a 36-month period, subject to his continued services to the Company as of each applicable vesting date.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

The weighted-average grant-date fair value of awards granted for the year ended December 31, 2025 was $0.034 per share. As of December 31, 2025, there was $1,764 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.26 years. The fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $245 and $95, respectively.

Restricted Stock Awards

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

The following table summarizes restricted stock activity during the year ended December 31, 2025:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	75,000	—	$43	0.57
Granted	65,000,000	—	26	0.0004
Vested	(65,050,000)	65,050,000	—	—
Forfeited	—	—	—	—
Issued	—	(65,050,000)	(55)	—
Balance, December 31, 2025	25,000	—	$14	$0.57

On June 13, 2025, the Company granted its Chief Executive Officer 32,500,000 shares of the Company’s restricted stock with an aggregate fair value of $13 or $0.0004 per share. The restricted stock grant vests monthly over 24 months.

On June 13, 2025, the Company granted its Chairman of the Board 32,500,000 shares of the Company’s restricted stock with an aggregate fair value of $13 or $0.0004 per share. The restricted stock grant vests monthly over 24 months.

On July 10, 2024, the Company granted its Chairman of the Board 75,000 shares of the Company’s restricted stock with an aggregate fair value of $43 or $0.57 per share. The restricted stock grant vests 33.33% on October 1, 2024, 33.33% on January 10, 2025, and 33.34% on the date of the Company’s annual meeting.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $26 and $0, respectively, and issued 65,050,000 and 450,000 shares of restricted stock based on the vesting terms of the grants, respectively. As of December 31, 2025, no unamortized stock compensation expense remained outstanding.

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

As of December 31, 2025, the Company has not issued any shares under the 2024 ESPP.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted Common Stock in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
Research and development	$94	$111
Sales and marketing	2	43
General and administrative	175	467
Cost of revenue	—	25
	$271	$646

14. Leases

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

On July 19, 2024, the Company entered into a six-month office lease for office space in the United States that qualifies as a short-term lease. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Lease expense for the year ended December 31, 2025 and 2024 was $6 and $428, respectively.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

15. Segment Information

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive income (loss). The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of December 31, 2025 the Company does not have material long-term assets outside the U.S.

16. Income Taxes

The components of (loss) income before provision for income taxes for the years ended December 31, 2025 and 2024 were:

	Year Ended December 31,
	2025	2024
United States	$9,336	$(38,247)
Foreign	—	121
Income (loss) before income taxes	$9,336	$(38,126)

For the years ended December 31, 2025 and 2024, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2025	2024
Federal tax benefit at statutory rate	$21%	$21%
State tax benefit, net of federal benefit	8%	8%
Change in valuation allowance	(29)%	(29)%
	$—	$—

As of December 31, 2025 and 2024, the following table summarizes our deferred tax asset:

	Year Ended December 31,
	2025	2024
Deferred tax asset
Net operating loss carryforwards	$32,524	$31,462
Valuation allowance	(32,524)	(31,462)
Net deferred tax asset (liability)	$—	$—

The provision for income taxes differs from the expense that would result from applying statutory rates to income before income taxes. The differences primarily result from changes in valuation allowance.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

As of December 31, 2025 and 2024, the Company is in a net deferred tax asset position before valuation allowance. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient future taxable income. In assessing the realization of the deferred tax assets, the Company considers whether deferred tax assets will not be realized. The Company considers projected future taxable income, scheduled reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. As of December 31, 2025 and 2024, the Company has considered all available evidence, both positive and negative, and determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024. The change in the valuation allowance for years ended December 31, 2025 and 2024 was an increase of $1,062 and $5,422, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards totaling $71,126, which are available to reduce the Company’s future taxes and have an unlimited carryforward period. As of December 31, 2025, the Company had state net operating loss carryforwards totaling $41,027.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and in various state and foreign jurisdictions in which it operates and is therefore subject to tax examination by various taxing authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, foreign, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits as of December 31, 2025 and 2024.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements following a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2025, no interest or penalties have been accrued.

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

The following table sets forth the computation of net loss per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to Common Stockholders	$9,336	$(38,143)
Denominator:
Weighted-average common shares outstanding, basic	101,862,348	29,434,511
Weighted-average common shares outstanding, diluted	227,397,251	29,434,511
Net income (loss) per share attributable to Common Stockholders, basic	$0.09	$(1.30)
Net income (loss) per share attributable to Common Stockholders, diluted	$0.04	$(1.30)

The table below presents Common Stock equivalents that were excluded from the calculation of diluted net loss per share for the periods presented.

	Year Ended December 31,
	2025	2024
Senior Secured Notes, including accrued interest	—	263,142
Public Warrants	—	11,499,982
Private Placement Warrants	—	13,550,000
Unvested Shares	—	1,129,630
Stock options to purchase Common Stock	—	2,956,748
Restricted stock units	—	50,000
	—	29,449,502

18. Related Party Transactions

A former member of the Board of Directors of Legacy Zapata that left the Board of Directors in March 2024 also provided consulting services to the Company. For the year ended December 31, 2025 and 2024, the Company remitted fees of $0 and $48 to the member of its Board of Directors for these services, respectively.

Andretti Agreements

On February 10, 2022, Legacy Zapata entered into a sponsorship agreement for marketing services to be provided by Andretti Autosport Holding Company, LLC (f/k/a Andretti Autosport Holding Company, Inc., “Andretti Global”). The total commitment under the sponsorship agreement is $8,000 and is due and payable over the period of February 2022 through December 2024. Through December 31, 2024, the Company paid $3,500, leaving $4,500 included in accounts payable as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $2,783 of expenses under the sponsorship agreement. On March 28, 2024, Legacy Zapata entered into a sponsorship agreement with Andretti Autosport 1, LLC, an affiliate of Andretti Global. The agreement expired on December 31, 2024. Subject to the agreement, Legacy Zapata is responsible for payments under the sponsorship agreement in an amount totaling $1,000 that was recognized as expense during the year ended December 31, 2024 and was outstanding as of that date. During the fourth quarter of 2025, the Company entered into a Conversion Agreement that converted $5,504 of accounts payable owed to Andretti Global and its affiliate, Andretti Autosport 1, LLC, less an accounts receivable balance of $1,567, which was subsequently converted into the Company’s Common Stock in the fourth quarter of 2025. As of December 31, 2025, no remaining balance is owed Andretti Global and its affiliates.

One of AAC’s affiliates, Andretti Global, has preexisting contractual relationships with Legacy Zapata. In February 2022, Andretti Global entered into i) an enterprise solution subscription agreement and ii) a sponsorship agreement with Legacy Zapata, both of which expire on December 31, 2024. During the year ended December 31, 2025 and 2024, the Company recorded $0 and $1,300 in revenue related to the enterprise solution subscription agreement.

ZAPATA QUANTUM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except per share and share amounts)

Officers and Directors

On June 13, 2025, the Company granted its Chief Executive Officer 32,500,000 shares of the Company’s restricted stock with an aggregate fair value of $13 or $0.0004 per share. The restricted stock grant vests monthly over 24 months.

On June 13, 2025, the Company granted its Chairman of the Board 32,500,000 shares of the Company’s restricted stock with an aggregate fair value of $13 or $0.0004 per share. The restricted stock grant vests monthly over 24 months.

19. Subsequent Events

The Company has evaluated all events subsequent to December 31, 2025 and through March 31, 2026, which represents the date these consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that during the periods presented in the consolidated financial statements at and as of December 31, 2025, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures were not effective: (i) failure to employ sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting; (ii) lack of an effective risk assessment process, which led to improperly designed controls; (iii) failure to design and maintain appropriate control activities; including those to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and safeguarding of assets; (iv) failure to design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures; and (v) failure to document, thoroughly communicate, and monitor controls processes and relevant accounting policies and procedures.

Plans for Remediation of Material Weaknesses

Once the Company is able to complete a financing, management intends to take actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses. Management’s internal control remediation efforts include the following:

•	We are currently in the process of identifying and engaging internal control consultants to assist us in performing a risk assessment as well as identifying and designing a system of internal controls necessary to mitigate the risks identified, including preparation of written documentation and testing of our internal control policies and procedures;

•	We plan to increase our personnel resources and technical accounting expertise within the accounting function to replace our outside service providers; until we have sufficient technical accounting and financial reporting capabilities, we have retained an accounting consulting firm to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and assist us with financial reporting.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Changes in Internal Control Over Financial Reporting

Other than with respect to future remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Board and Committee Meetings

Our Board has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. Copies of the charters for each committee are available on our website, www.zapataquantum.com.

Our Board held four meetings during 2025. Prior to October 8, 2025, the Board held three meetings, each of which also functioned as meetings of the audit committee, the compensation committee, and the corporate governance and nominating committee. Following October 8, 2025, the Board held one additional meeting, and the audit committee held one additional meeting. The Board also took formal action by unanimous consent on 14 occasions in 2025. We have no formal policy regarding attendance by directors or officers at our stockholders’ meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the 12 months ended December 31, 2025, there were no delinquent filers.

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

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

Our Board has adopted a code of business conduct and ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.zapataquantum.com. Information contained on or accessible through our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only. Our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated by reference into this Report.

Anti-Hedging Policy

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Item 11. Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended December 31, 2025 and 2024 to our Chief Executive Officer (principal executive officer) (the “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Stock Awards ($)(d)	Option Awards ($)(e)	All Other Compensation ($)(f)	Total ($)(g)

Sumit Kapur (1)(2)	2025	350,000		13,000	520,458	42,948	926,406
Chief Executive Officer	2024	309,167	*	—	483,434	33,758	826,358

*In connection with the cessation of operations in 2025, the Company paid all employees through October 9, 2024.

(1)	Mr. Kapur has a base salary of $350,000 and bonus target of 30% or $105,000. In the table above his salary for 2025 includes $350,000 base pay. Mr. Kapur’s “All Other Compensation” for 2025 includes $42,948 for health insurance. Mr. Kapur’s “Stock Awards” represent 32,500,000 shares of restricted stock granted on July 10, 2025, valued at $0.0004 per share, which was the closing market price on the issuance date. On October 9, 2025, the Company appointed Mr. Sumit Kapur to the Board. In connection with his appointment, the Company granted Mr. Kapur 1,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly increments over a two-year period. On October 9, 2025, in connection with Mr. Kapur’s services as Chief Executive Officer, the Company also granted Mr. Kapur 5,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly installments over four years. These were awarded under the 2024 Equity and Incentive Plan. The amount under “Option Awards” represents the fair market value of such grant calculated in accordance with ASC 718. This amount does not reflect the actual economic value realized by the officer.
(2)	Mr. Kapur joined the Company on May 13, 2024 with a base salary of $350,000 and bonus target of 30% or $105,000. In the table above his salary for 2024 includes $134,167 standard pay through September 30, 2024 and $175,000 for a six months’ advance/prepayment of salary to retain services to conduct the cessation of operations. Mr. Kapur’s “All Other Compensation” for 2024 includes a payment for his unused paid time off as of the cessation date, $9,898 as well as $23,860 for a six months’ advance/prepayment of health insurance. Mr. Kapur was awarded an Inducement Award on May 8, 2024 which included 656,370 options at an exercise price of $1.12 vesting at “one year cliff, then 36 monthly vest”. These were awarded under the 2018 Plan. The amount under “Option Awards” represents the fair market value of such grant calculated in accordance with ASC 718. This amount does not reflect the actual economic value realized by the officer.

Employment Agreements

Sumit Kapur. Mr. Kapur is employed by the Company pursuant to an oral agreement under which he receives the compensation described in the table above and such other compensation as may be approved by the Board.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested and equity incentive plan awards for the Named Executive Officer outstanding as of December 31, 2025.

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(d)	($)(e)	(f)	(g)	($)(h)
Sumit Kapur	259,813	340,187	[N/A]	$1.12	5/8/2034	[N/A]	[N/A]
	83,333	916,667	[N/A]	$0.08	10/9/2035	[N/A]	[N/A]
	208,333	4,791,667	[N/A]	$0.08	10/9/2035	[N/A]	[N/A]
	[N/A]	[N/A]	[N/A]	$ [N/A]	[N/A]	24,375,000	38,512,500

Compensation of Directors

In the fiscal year ended December 31, 2025, non-employee members of our Board were compensated for as follows:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Total ($)(j)

Clark Golestani (2)	110,000	13,000	87,251	210,251
William E. Klitgaard (3)	36,250	—	74,380	110,630

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board during the fiscal year ended December 31, 2025, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

(2)	Mr. Golestani’s 2025 compensation consisted of: (i) a grant of 32,500,000 shares of restricted Common Stock, vesting in equal monthly increments over a two year period, subject to Mr. Golestani’s continued service to the Company as of each applicable vesting date, (2) a grant of 1,000,000 five-year stock options with an exercise price of $0.08, vesting in equal monthly increments over a two-year period, subject to Mr. Golestani’s continued service to the Company as of each applicable vesting date, and (ii) cash compensation of $110,000 for services as director.

(3)	On October 7, 2025, the Company appointed Mr. William Klitgaard to the Board and named him to Audit Committee. Mr. Klitgaard’s 2025 compensation consisted of: (i) a grant of 1,000,000 five-year stock options, vesting in equal monthly increments over a two-year period, subject to continued services to the Company as of each applicable vesting date, with an exercise price of $0.08, (ii) cash compensation of $100,000 per year (prorated for 2025) for services as director, (iii) additional cash compensation of $25,000 per year (prorated for 2025) for services as a chair of the Audit Committee of the Company, (iv) additional cash compensation of $10,000 per year (prorated for 2025) for services as member of the Compensation Committee of the Company, and (v) additional cash compensation of $10,000 per year (prorated for 2025) for services as member of the Corporate Governance Committee of the Company, with all cash grants subject to Mr. Klitgaard’s continued service to the Company as of each applicable payment date.

Pursuant to resolutions adopted by the Board, non-employee directors are entitled to the following cash fees: (i) $100,000 for services as a director, (ii) $45,000 for services as Lead Independent Director/Chairman of the Board, (iii) $25,000 per committee chair position, and (iv) $10,000 per non-chair committee membership, provided that annual cash compensation for each non-employee director of the Company shall not exceed $150,000.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2025.

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2025
Clark Golestani	1,000,000
William E. Klitgaard	1,000,000

Equity Compensation Plan Information

The following table contains information about the Equity Compensation Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:	39,003,451	0.08	1,895,000
Equity compensation not approved by stockholders	—	—	—
Total	39,003,451		1,895,000

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 23, 2026 by (i) our named executive officers, (ii) each director, (iii) those persons known by us to be owners of more than 5% of our Common Stock, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the footnotes to this table, the address for each person is: c/o Zapata Quantum, Inc., 6 Liberty Square #2488, Boston, MA 02109.

Beneficial Owner Name & Address	Amount of Class of Stock Beneficially Owned (1)	Percent of Class of Stock Beneficially Owned (1)	Pro Forma Fully Diluted Beneficial Ownership (2)	Pro Forma Fully Diluted Percentage Beneficially Owned (2)
Executive Officers and Directors
Sumit Kapur, Chief Executive Officer, Chief Financial Officer and Director (3)	37,595,833	21.2%	42,850,000	11.2%
Clark Golestani, Director (4)	36,820,792	20.9%	37,529,125	9.8%
William E. Klitgaard, Director (5)	4,227,294	2.4%	4,935,627	1.3%
All directors and executive officers as a group (7 persons)	78,643,919	42.4%	85,280,473	22.2%
5% beneficial owners
Andretti Autosport Holding Company LLC (6)	9,479,000	5.5%	9,479,000	2.5%
Nick Thakore (7)	22,197,000	12.9%	22,197,000	5.8%
William J. Sandbrook (8)	15,396,567	8.7%	15,396,567	4.0%

(1) Applicable percentages are based on 172,293,506 shares of Common Stock issued and outstanding as of March 23, 2026. Shares of Common Stock subject to options, warrants, convertible preferred stock and other derivative securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2) Assumes full vesting of all derivative securities held by the individuals listed, based on 383,946,013 shares of Common Stock on a fully-diluted basis, which amount assumes and gives effect to full conversion and exercise of all outstanding convertible promissory notes, warrants, convertible preferred stock, options and other derivative securities outstanding as of March 23, 2026.

(3) Sumit Kapur. Common Stock beneficially owned consists of (i) 32,500,000 restricted shares of the Issuer's Common Stock, vesting in equal monthly installments over a two-year period; (ii) 325,000 shares of Common Stock underlying stock options, which represent a portion of a grant of 600,000 stock options on May 20, 2024 with an exercise price of $1.23 per share, the remainder of which vests in equal monthly increments over three years from March 13, 2025; (iii) 2,500,000 shares of Common Stock issuable upon conversion of a convertible promissory note in the principal amount of $100,000 with a conversion price of $0.04 per share, (iv) 1,250,000 shares of Common Stock issuable upon exercise of a five-year warrant to purchase shares of Common Stock with an exercise price of $0.04 per share, (v) 291,667 shares of Common Stock underlying stock options, which represent a portion of a grant of 1,000,000 stock options on October 9, 2025 with an exercise price of $0.08 per share, the remainder of which vests in equal monthly increments over two years, and (vi) 729,167 shares of Common Stock underlying stock options, which represent a portion of a grant of 5,000,000 stock options on October 9, 2025 with an exercise price of $0.08 per share, the remainder of which vests in equal monthly increments over four years.

(4) Clark Golestani. Common stock beneficially owned consists of (i) 32,500,000 restricted shares of the Issuer's Common Stock , vesting in equal monthly installments over a two-year period, (ii) 176,288 additional shares of the Issuer's Common Stock , (iii) 34,279 shares of Common Stock underlying stock options exercisable until February 4, 2031, with an exercise price of $2.02 per share; (iv) 68,558 shares of Common Stock underlying stock options exercisable until July 31, 2033, with an exercise price of $3.80 per share; (v) 2,500,000 shares of Common Stock issuable upon conversion of a convertible promissory note in the principal amount of $100,000 with a conversion price of $0.04 per share, (vi) 1,250,000 shares of Common Stock issuable upon exercise of a five-year warrant to purchase shares of Common Stock with an exercise price of $0.04 per share, and (vii) 291,667 shares of Common Stock underlying stock options, which represent a portion of a grant of 1,000,000 stock options on October 9, 2025 with an exercise price of $0.08 per share, the remainder of which vests in equal monthly increments over two years.

(5) William Klitgaard. Common stock beneficially owned consists of 151,348 shares of Common Stock , (ii) 2,500,000 shares of Common Stock issuable upon conversion of a convertible promissory note in the principal amount of $100,000 with a conversion price of $0.04 per share, (iii) 1,250,000 shares of Common Stock issuable upon exercise of a five-year warrant to purchase shares of Common Stock with an exercise price of $0.04 per share, and (iv) 291,667 shares of Common Stock underlying stock options, which represent a portion of a grant of 1,000,000 stock options on October 9, 2025 with an exercise price of $0.08 per share, the remainder of which vests in equal monthly increments over two years.

(6) Andretti Autosport Holding Company LLC. Jill Gregory is the President of Andretti Autosport Holding Company, LLC. As such, Andretti Autosport Holding Company, LLC and Jill Gregory may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) the issuer's securities described herein. To the extent Jill Gregory is deemed to beneficially own such securities, Jill Gregory disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein, and the inclusion of these shares in this Report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 13 and the rules thereunder. Address is 8278 Georgetown Road Indianapolis, IN 46268.

(7) Nick Thakore. Represents 18,654,646 shares of the Company’s Common Stock held by Diametric True Alpha Enhanced Market Neutral Master Fund, LP and 3,542,354 shares of Common Stock held by Diametric True Alpha Market Neutral Master Fund, LP, entities in which Mr. Thakore is the Chief Executive Officer and in such capacity is the beneficial owner of such shares. Address is One Nexus Way, Camana Bay, Grand Cayman, KY1-9005.

(8) William J. Sandbrook. Mr. Sandbrook is our former Co-Chief Executive Officer and Chairman. Address is 2500 N. Houston St, Apt 2801, Dallas, TX 75219.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The following is a description of transactions since January 1, 2024 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years, which is $25,000, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

On June 12, 2025, the Company entered into a Securities Purchase Agreement with William Klitgaard, a director, pursuant to which the Company sold Mr. Golestani a secured convertible promissory note in the original principal amount of $100,000 and warrants to purchase 1,250,000 shares of Common Stock having an exercise price of $0.04, in exchange for total gross proceeds of $100,000.

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

In connection with the Merger and in accordance with the terms set forth in the Senior Secured Note Purchase Agreement and the Business Combination Agreement, the Andretti Acquisition Corp. entered into exchange agreements with certain holders of Senior Secured Notes, including certain current and former executive officers and members of the Board, and beneficial holders of more than five percent of Zapata Computing Holdings, Inc. Common Stock (the “New Company Common Stock”) pursuant to which all of the outstanding principal and accrued interest as of March 27, 2024 was converted into shares of New Company Common Stock at a conversion price of $4.50 per share. The following table describes, with respect to each current and former executive officer and member of the Board whose notes converted, the amount of aggregate principal and interest outstanding and the number of shares issued in connection with such conversion.

Name	Relationship to Surviving Company	Amount of Note (Principal and Interest) ($)	Shares of New Company Common Stock Issued at Closing (#)
William M. Brown	Director; Former President and Chief Financial Officer	156,349.32	34,744
William E. Klitgaard	Director	568,568.92	126,348
William J. Sandbrook	Former Co-Chief Executive Officer and Chairman	1,095,159.13	243,368
Michael M. Andretti	Former Co-Chief Executive Officer and Director	1,669,153.87	370,923
Gerald D. Putnam (1)	Former Director	259,452.06	57,656
Peter C. Brown	Brother of William M. Brown.	104,233.92	23,163
Comcast Ventures LP	5% Beneficial Owner	573,994.74	127,554
Prelude Fund LP	5% Beneficial Owner	573,994.74	127,554

(1) The Senior Secured Notes were purchased on behalf of Mr. Putnam and his wife, Sharron Putnam, through each individual’s respective investment retirement account.

Pursuant to a Deferred Payment Agreement dated as of March 28, 2024, Zapata Computing Holdings, Inc. (the “Surviving Company”) amended the terms of the outstanding unsecured promissory notes (the “Notes”) issued to Andretti Sponsor LLC (the “Sponsor”) on January 25, 2023 and to each of Michael M. Andretti, William J. Sandbrook and William M. Brown on March 27, 2023 (each a “Lender” and, together, the “Lenders”).The table below reflects the aggregate outstanding principal and interest due under the Notes at the Closing Date.

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

Pursuant to the amended terms, we paid $30,000 to the Sponsor and $100,000 to each Lender for aggregate payments of $330,000 at the Closing. The remaining aggregate balance of the Notes, plus accrued interest through the Closing Date, of approximately $2.5 million was deferred at the Closing and is due in monthly installments (including interest accruing from the Closing Date through the payment date) beginning thirty days following the effectiveness of the Surviving Company’s registration statement on Form S-1 registering shares of New Company Common Stock to be issued pursuant to the Purchase Agreement with Lincoln Park. The balance will be payable over a 12 month term, except for the principal balance due to the Sponsor at closing, which must be repaid (including interest accruing from the Closing Date through the payment date) prior to December 31, 2024. The Notes bear interest at a rate of 4.5% per annum.

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

After the completion of the IPO, we adopted a Code of Conduct requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Conduct, conflict of interest situations would include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

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

Item 14. Principal Accounting Fees and Services

As we retained Weinberg & Company P.A., our current independent registered public accounting firm, in 2025, we did not pay such firm any fees in 2024.

The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by Weinberg & Company P.A., for the year ended December 31, 2025, and Deloitte & Touche LLP and for the year ended December 31, 2024.

	2025 ($)(2)	2024 ($)(2)
Audit Fees (1)	364,802	600,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	609,466	1,040,588
Total	974,268	1,640,588

(1)	Audit Fees – these fees relate to fees billed for professional services rendered for the audit of our year-end financial statements and services. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
(2)	Represents fees paid or accrued to Deloitte & Touche LLP, the Company’s former independent registered public accounting firm, in 2024.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.1(a)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	8/27/25
3.2	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
3.3	Certificate of Designations, of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock		8-K	4.1	10/28/25
3.4	Certificate of Designations of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock		8-K	4.1	7/24/25
3.4(a)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock		8-K	4.1	11/6/25
4.1	Form of Note		8-K	4.1	6/18/25
4.2	Form of Warrant		8-K	4.2	6/18/25
4.3	Description of Securities		10-K	4.6	3/17/2022
4.4	Public Warrant Agreement, dated as of January 12, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.1	1/19/22
4.5	Private Warrant Agreement, dated as of January 12, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent		8-K	4.2	1/19/22
10.1	Form of Forbearance Agreement+		8-K	10.1	10/28/25
10.2	Form of Securities Purchase Agreement+		8-K	10.2	10/28/25
10.3	Form of Stock Option Agreement		8-K	10.1	10/15/25
10.4	Form of Stock Option Agreement		8-K	10.1	8/22/25
10.5	Form of Conversion Agreement+		8-K	10.1	6/18/25
10.6	Form of Securities Purchase Agreement+		8-K	10.2	6/18/25
10.7	Form of Consent Agreement		8-K	10.3	6/18/25
10.8	Form of Universal Resale and Registration Provisions+		8-K	10.4	6/18/25
10.9	Form of Security Agreement+		8-K	10.5	6/18/25
10.10	Form of Intercreditor Agreement		8-K	10.6	6/18/25
10.11	Consulting Agreement, effective as of May 21, 2024, by and between Mimi Flanagan and Zapata Computing, Inc.		10-Q	10.29	8/14/24
10.12	Purchase Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund, LLC		10-Q	10.32	8/14/24
10.13	Registration Rights Agreement, dated as of August 13, 2024, by and between Zapata Computing Holdings Inc. and Lincoln Park Fund LLC		10-Q	10.33	8/14/24
10.14	Nonstatutory Stock Option Award Agreement (Inducement Award)		S-8	99.4	6/17/24
10.15	Zapata Computing Holdings Inc. 2024 Inducement Stock Incentive Plan#		S-8	99.5	6/17/24
10.16	Offer Letter, dated May 8, 2024, by and between Sumit Kapur and Zapata Computing, Inc.#		8-K	10.1	5/13/24
10.17	Amended and Restated Registration Rights Agreement, dated as of September 6, 2023, by and among the Company and certain security holders		8-K	10.4	4/3/24
10.18	Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan#		8-K	10.5	4/3/24

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
10.19	Form of Incentive Stock Option Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan		8-K	10.6	4/3/24
10.20	Form of Nonstatutory Stock Option Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan		8-K	10.7	4/3/24
10.21	Form of Restricted Stock Unit Award Agreement under the Zapata Computing Holdings Inc. 2024 Equity and Incentive Plan		8-K	10.8	4/3/24
10.22	Zapata Computing Holdings Inc. 2024 Employee Stock Purchase Plan#		8-K	10.9	4/3/24
10.23	Senior Secured Note Purchase Agreement, dated as of December 15, 2023, by and among Zapata Computing, Inc., Zapata Government Services, Inc., the individuals and entities who become parties thereto and Acquiom Agency Services LLC in its capacity as collateral agent		8-K	10.24	4/3/24
10.24	Deferred Payment Agreement, dated March 28, 2024, by and among Zapata Computing Holdings Inc. (f/k/a Andretti Acquisition Corp.), Andretti Sponsor LLC, Michael M. Andretti, William J. Sandbrook and William M. Brown		8-K	10.35	4/3/24
10.25	Order Form to Zapata Enterprise Solution Subscription Agreement, dated March 28, 2024, by and between Zapata Computing Holdings Inc. and Andretti Autosport Holding Company, LLC		8-K	10.36	4/3/24
10.26	Sponsorship Agreement, dated March 28, 2024, by and between Zapata Computing Holdings Inc. and Andretti Autosport 1, LLC		8-K	10.37	4/3/24
10.27	Confirmation of an OTC Equity Prepaid Forward Transaction, dated as of March 25, 2024, among Andretti Acquisition Corp., Zapata Computing, Inc. and Sandia Investment Management LP, acting on behalf of certain funds		8-K	10.1	3/26/24
10.28	FPA Funding Amount PIPE Subscription Agreement, dated as of March 25, 2024, among Andretti Acquisition Corp., Zapata Computing, Inc. and Sandia Investment Management LP, acting on behalf of certain funds		8-K	10.2	3/26/24
10.29	Zapata Computing, Inc. 2018 Stock Incentive Plan#		S-4/A	10.7	12/1/23
10.30	Form of Indemnification Agreement		S-4/A	10.13	12/22/23
14.1	Code of Business Conduct and Ethics		10-K	14.1	12/9/25
16.1	Letter from Deloitte		8-K	16.1	7/23/25
16.2	Letter from Marcum LLP to the Commission		8-K	16.1	4/3/24
19.1	Insider Trading Policy		10-K	19.1	12/9/25
21.1	List of Subsidiaries		8-K	21.1	4/3/24
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(2)	Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA QUANTUM, INC.

March 31, 2026	By:	/s/ Sumit Kapur
Sumit Kapur
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clark Golestani	Chairman of the Board of Directors	March 31, 2026
Clark Golestani

/s/ William Klitgaard	Director	March 31, 2026
William Klitgaard

/s/ Sumit Kapur	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2026
Sumit Kapur	(Principal Executive, Financial and Accounting Officer)

