Form 10-Q
period 2026-03-31
Zapata Quantum, Inc.
filed 2026-05-15
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2026, the issuer had 187,328,921 shares of its common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash	$642	$1,659
Prepaid expenses and other current assets	158	181
Total current assets	800	1,840
Other non-current assets	404	432
Total assets	$1,204	$2,272
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,070	$3,963
Accrued expenses and other current liabilities	1,547	1,764
Other liabilities	406	406
Convertible promissory notes, current ($300 to related parties)	3,227	3,133
Senior secured notes, current	1,311	1,273
Total liabilities	10,561	10,539
Commitments and contingencies (Note 5)
Stockholders’ deficit
Convertible preferred stock (Series A), $0.0001 par value; 15,000 shares authorized; 15,000 and 15,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Convertible preferred stock (Series C), $0.0001 par value; 23,000 shares authorized; 11,983 and 11,983 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 172,318,506 and 172,318,506 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	110,449	110,211
Accumulated other comprehensive loss	(180)	(162)
Accumulated deficit	(119,643)	(118,333)
Total stockholders’ deficit	(9,357)	(8,267)
Total liabilities and stockholders’ deficit	$1,204	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
Operating expenses:
Sales and marketing	173	—
Research and development	235	—
General and administrative	789	680
Total operating expenses	1,197	680
Loss from operations	(1,197)	(680)
Other income (expense):
Interest expense	(132)	(102)
Other income (expense), net	19	12
Total other expense, net	(113)	(90)
Net loss before income taxes	(1,310)	(770)
Provision for income taxes	—	—
Net loss	$(1,310)	$(770)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.02)
Weighted-average common shares outstanding, basic and diluted	172,318,506	42,482,376

Net loss	$(1,310)	$(770)
Foreign currency translation adjustment	(18)	(14)
Comprehensive loss	$(1,328)	$(784)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended March 31, 2026 and 2025

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2025	26,983	$—	172,318,506	$17	$110,211	$(162)	$(118,333)	$(8,267)
Stock-based compensation expense	—	—	—	—	238	—	—	238
Net loss	—	—	—	—	—	—	(1,310)	(1,310)
Cumulative translation adjustment	—	—	—	—	—	(18)	—	(18)
Balances at March 31, 2026	26,983	$—	172,318,506	$17	$110,449	$(180)	$(119,643)	$(9,357)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	—	$—	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)
Vesting of restricted stock units	—	—	25,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	(770)	(770)
Cumulative translation adjustment	—	—	—	—	—	(14)	—	(14)
Balances at March 31, 2025	—	$—	43,614,506	$4	$104,345	$(123)	$(128,439)	$(24,213)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,310)	$(770)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	132	525
Stock-based compensation	238	44
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	51	94
Accounts payable	107	48
Accrued expenses and other current liabilities and other non-current liabilities	(217)	—
Net cash used in operating activities	(999)	(59)
Effect of exchange rate changes on cash	(18)	(12)
Net decrease in cash	(1,017)	(71)
Cash at beginning of period	1,659	359
Cash at end of period	$642	$288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands, except per share and share amounts)

1.	Nature of the Business and Basis of Presentation

Zapata Quantum, Inc. (the “Company”, “we”, “us”, or “our”), following a strategic realignment in 2025, offers solutions to efficiently deploy and accelerate the development of quantum and hybrid quantum-classical computing applications. These solutions include software and software tools supported by services. Its software platform is based on patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. These planned operations are subject to the Company raising sufficient capital. The Company has worked with Fortune 500 enterprises and government agencies to unlock the potential of quantum computing.

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2026, the Company recorded a net loss of $1,310, used cash in operations of $999 and had a stockholders’ deficit of $9,357 as of that date. As of March 31, 2026, the Company had a cash balance of $642. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

In April 2026, the Company sold and issued to accredited investors a total of 15,000 shares of Series D preferred stock (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15,000. The Company received net proceeds of $13,838 after deducting commissions and fees (see Note 12). The Company intends to use the net proceeds for working capital and general corporate purposes. As of the issuance date of these financial statements, management now expects that the Company’s existing cash will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the three months ended March 31, 2026.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, revenue recognition, , the valuation of the Company’s Common Stock, and the fair value of stock-based awards. The Company’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Other policies

The Company’s other significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the three months ended March 31, 2026.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued employee compensation and benefit	$7	$73
Accrued professional fees	331	259
Refunds payable	750	750
Other	459	682
Accrued expenses and other current liabilities	$1,547	$1,764

4. Debt

The aggregate principal amount of debt outstanding as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Senior secured notes	$1,311	$1,273
Convertible promissory notes	3,227	3,133
Total Debt	$4,538	$4,406

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder at $8.50 per share. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. While any Senior Secured Notes are outstanding, the Company cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes.

As of December 31, 2025, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,273. The Company recognized approximately $38 of interest expense for the three months ended March 31, 2026, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,311.

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

The outstanding principal balance under the Convertible Promissory Notes automatically convert into Common Stock upon the closing of a Qualified Financing, which excludes the issuance of Preferred Shares, with aggregate gross proceeds of at least $5,000, at the Conversion Price. In the event of a Change of Control prior to maturity, the holder may elect to (i) have the outstanding principal and accrued interest repaid in full or (ii) convert the principal into shares of Common Stock at the Conversion Price. Accrued interest is forgiven upon such conversion.

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

The balance of the Convertible Promissory Notes and accrued interest was $3,113 at December 31, 2025. The Company recognized approximately $75 of interest expense for the three months ended March 31, 2026, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Interest expense attributable to the amortization of debt issuance costs incurred with third-party financing arrangements was $19 and recorded to interest expense for the three months ended March 31, 2026. The balance of the Convertible Promissory Notes and accrued interest was $3,227 at March 31, 2026.

5. Commitment and Contingencies

Forbearance Agreements

During the year ended December 31, 2025, the Company entered into forbearance agreements (the “Forbearance Agreement”) with two third-party creditors related to outstanding invoices totaling approximately $3,774 (the “Overdue Amount”). Pursuant to the Forbearance Agreement, 50% of the Overdue Amount (approximately $1,887), remains due, and the remaining $1,887 becomes contingently payable based upon the completion of capital-raising transactions generating at least $45,000 and $55,000, respectively, in aggregate proceeds  . If the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished.

Pursuant to the Forbearance Agreement, the creditors have each agreed to temporarily forbear from enforcing collection of the $1,887, that is currently recorded in accounts payable during the forbearance period, and, in either case, if the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished.

During the year ended December 31, 2025, the Company accounted for the $1,887 Overdue Amount that is now contingently payable as an extinguishment of debt due to management’s assessment that it is not probable that the Company reach the equity raising threshold that would require repayment of these amounts.

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

6. Convertible Preferred Stock

Series A Convertible Preferred Stock

As of March 31, 2026, the authorized, issued, and outstanding Series A Convertible Preferred Stock and their principal were as follows:

		March 31, 2026
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

Series C Convertible Preferred Stock

As of March 31, 2026, the authorized, issued, and outstanding Series C Convertible Preferred Stock and their principal were as follows:

		March 31, 2026
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

7. Common Stock

As of March 31, 2026 and December 31, 2025, the Company had authorized 600,000,000 shares of $0.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote, together with the holders of the Series A and Series C Convertible Preferred Stock (on an as-converted basis), on all matters submitted to the stockholders for a vote. The holders of Common Stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

2025 Activity

Restricted Stock Units

A total of 25,000 restricted stock units vested during the three months ended March 31, 2025, and the corresponding shares were issued upon vesting.

Unvested Shares

In connection with the closing on March 28, 2024 of the business combination with Andretti Acquisition Corp. (“AAC”), 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the closing, the volume-weighted average price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s consolidated financial statements. No Unvested Shares vested during the three months ended March 31, 2026 or 2025.

8. Warrants

Public Warrants and Private Placement Warrants

Public Warrants and Private Placement Warrants are exercisable to purchase one share of the Company’s Common Stock at $11.50 per share. Public Warrants may be redeemed, in whole and not in part, at $0.01 per warrant with 30 days’ notice if the Company’s Common Stock trades at or above $18.00 for 20 trading days out of 30 trading days. The Company may require holders to exercise Public Warrants on a cashless basis if the warrants are called for redemption. Private Placement Warrants are substantially identical to the Public Warrants except that (i) they cannot be redeemed by the Company, (ii) they are permanently exercisable on a cashless basis, and (iii) they are not transferable, assignable, or salable until 30 days after the closing date, except to permitted transferees. Private Placement Warrants also provide for an alternative issuance in the event of a tender offer or other change-of-control transaction, consistent with the warrant agreement.

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

As of March 31, 2026 and December 31, 2025, there were 11,499,982 and 11,499,982 Public Warrants outstanding, respectively. As of March 31, 2026 and December 31, 2025, there were 55,800,000 and 55,800,000 Private Placement Warrants outstanding, respectively. The Public Warrants and Private Placement Warrants qualify for equity classification in accordance with ASC 815-40, Derivatives and Hedging. Accordingly, the Warrants were initially measured at fair value and recorded within equity with no subsequent measures of changes in fair value.

Warrant activity during the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	67,299,982	$4.31	3.97	$65,096
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at March 31, 2026	67,299,982	4.31	3.72	17,745
Warrants vested and exercisable at March 31, 2026	66,399,982	$4.31	3.72	$17,367

Based on a fair market value of $0.42 per share on March 31, 2026, the intrinsic value attributed to exercisable and unexercised Common Stock warrants was $17,367 at March 31, 2026.

As of March 31, 2026, there was no unrecognized compensation cost related to unvested warrants.

9. Compensation Plans

Stock Option

Stock option activity during the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	39,003,451	$0.08	9.62	$58,598
Granted	650,000	0.92
Exercised	—	—
Forfeited and expired	—	—
Balance at March 31, 2026	39,653,451	0.09	9.38	13,031
Options vested and exercisable at March 31, 2026	2,176,432	$0.73	8.24	$—

During the three months ended March 31, 2026, the Company granted options exercisable into 650,000 shares of its Common Stock to its advisors. The stock options vest over a weighted average 2.83 year period and are exercisable at a weighted average price of $0.97 per share with an average life expiration of ten years. The total fair value of these options at the grant date was approximately $577,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $0.92 per share, expected term of 6.00 years, volatility of 150%, dividend rate of 0%, and weighted average risk-free interest rate of 3.74%.

As of March 31, 2026, there was $1,849 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.26 years. The fair value of stock options that vested during the three months ended March 31, 2026 and 2025, was $238 and $44, respectively.

Based on a fair market value of $0.42 per share on March 31, 2026, there was no intrinsic value attributed to exercisable and unexercised Common Stock options at March 31, 2026.

Stock-Based Compensation

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted Common Stock in the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$87	$—
Sales and marketing	5	—
General and administrative	146	44
	$238	$44

10. Segment Information

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the condensed consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of March 31, 2026 the Company does not have material long-term assets outside the U.S.

11. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(1,310)	$(770)
Denominator:
Weighted-average common shares outstanding, basic and diluted	172,318,506	42,482,376

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.02)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Series A Preferred Stock	15,000,000	—
Series C Preferred Stock	11,983,000	—
Senior Secured Notes, including accrued interest	154,235	272,135
Convertible promissory notes	75,000,000
Public Warrants	11,499,982	11,499,982
Private Placement Warrants	55,800,000	13,550,000
Unvested Shares	1,129,630	1,129,630
Stock options to purchase common stock	39,653,451	1,103,451
Restricted stock units	25,000	25,000
	210,245,298	27,580,198

12. Subsequent Events

The Company has evaluated all events subsequent to March 31, 2026 and through May 15, 2026, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

In April 2026, the Company sold and issued to accredited investors a total of 15,000 shares of Series D preferred shares (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15,000. The Company received net proceeds of $13,838 after deducting commissions and fees. The Company intends to use the net proceeds for working capital and general corporate purposes.

Each share of Series D Convertible Preferred Stock is convertible into 2,278 shares of Common Stock of the Company at the election of the holder, subject to certain adjustments and to beneficial ownership limitations. Each share of Series D Convertible Preferred Stock shall be entitled to vote with the Company’s Common Stock on an as-converted basis, subject to beneficial ownership limitations. The holders of Series D Convertible Preferred Stock shall rank senior to the holders of Common Stock and all other preferred stock with respect to any liquidation, dissolution or winding up of the Company. The Series D Convertible Preferred Stock are not redeemable.

In connection with the Offering, the Company paid the Placement Agents: (i) a cash fee equal to 6% of the gross proceeds received by the Company in the Offering, and (ii) issued them warrants to purchase 2% of the shares of Common Stock issuable upon conversion of the Series D.

As part of the Offering, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with the investors. The terms of the Securities Purchase Agreement, Series D, Warrants, and Registration Rights Agreement were previously disclosed in the Current Report on Form 8-K filed on April 8, 2026.

On May 1, 2026, the Company voluntarily filed a registration statement on Form 8-A with the Securities and Exchange Commission to register the Company’s Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the Exchange Act”) to enable the Company to become a mandatory “reporting company” subject to the Exchange Act. As a mandatory “reporting company” the Company is now required to make periodic disclosures including, by filing annual reports on Form 10-K, Quarterly Reports on Form 10-Q and must promptly disclose certain important events on a Form 8-K in addition to being subject to other Exchange Act reporting obligations including the proxy rules.

On April 7, 2026, the Company issued a total of 15,000,000 shares of Common Stock pursuant to the automatic conversion of shares of Series A Convertible Preferred Stock upon completion of certain trigger events.

On April 30, 2026, the Company issued 10,415 shares of the Company’s Common Stock to a consultant pursuant to a stock option exercise.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for prospective future growth, cash flows, ability to service outstanding debt obligations, operating results, potential future trends and developments within our industry and the U.S. and global economies generally, plans and expectations for the Company, our future business plan and capital raising efforts, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, and liquidity. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” and similar words and expressions. We have based these forward-looking statements largely on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements are based on current expectations and projections about future events and financial trends, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, our ability to raise the necessary capital to re-establish material operations and generate revenue and the terms and timing of any related transactions, central bank interest rates and future interest rate changes, the risks arising from the impact of inflation, tariffs and tariff litigation, the impact of the war with Iran, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our ability to attract customers to our products and services, the potential for regulatory changes impacting quantum computing, artificial intelligence, data privacy and other areas that impact the Company’s business, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the risks and uncertainties disclosed in our Form 10-K for the year ended December 31 2025 filed with the SEC. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Zapata’s software platform for quantum computing applications is based on our patented technology and supports a wide range of use cases in cryptography, pharmaceuticals, manufacturing, materials discovery and defense. To the Company’s knowledge, it is the only organization to have participated across all technical areas of the Defense Advanced Research Projects Agency’s (“DARPA”)’s Quantum Benchmarking program and it has worked with Fortune 500 enterprises and government agencies to unlock the potential of quantum computing.

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

Recent Developments

In April 2026, we sold and issued to accredited investors a total of 15,000 shares of Series D (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15 million. We received net proceeds of $13.8 million after deducting commissions and fees. We intend to use the net proceeds for working capital and general corporate purposes.

As part of the Offering, we entered into a Securities Purchase Agreement and Registration Rights Agreement with the investors. The terms of the Securities Purchase Agreement, Series D, Warrants, and Registration Rights Agreement were previously disclosed in the Current Report on Form 8-K filed on April 8, 2026.

See “Liquidity and Capital Resources” below for additional information.

Components of Our Results of Operations

Revenue

Our revenue historically was generated primarily from sales of subscriptions to our software platform and related services. Subscriptions to our software platform are offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. We generated no revenue in each of the three months ended March 31, 2026 and March 31, 2025.

Cost of Revenue

Cost of revenue includes expenses related to supporting product offerings. Our primary cost of revenue is personnel costs, including salaries and other personnel-related expense. Cost of revenue also includes costs relating to our information technology and systems, including depreciation, network costs, data center maintenance, database management and data processing costs. We allocate these overhead expenses based on headcount and thus are reflected in cost of revenue and each operating expense category.

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

Results of Operations

Comparison of the Three months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	%
	(in thousands)
Revenue	$—	$—	$—	—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Sales and marketing	173	—	173	100
Research and development	235	—	235	100
General and administrative	789	680	109	16
Total operating expenses	1,197	680	517	216
Loss from operations	(1,197)	(680)	(517)	(216)
Other income (expense):
Interest expense	(132)	(102)	(30)	30
Other (expense) income, net	19	12	7	60
Total other expense, net	(113)	(90)	(23)	26
Net loss	$(1,310)	$(770)	$(540)	70%

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $173 thousand for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. The increase reflects an increase in employee compensation costs, marketing expenses, and stock-based compensation expense.

Research and Development Expenses

Research and development expense was $235 thousand for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025. The increase reflects an increase in employee compensation costs, advisor fees, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $789 thousand for the three months ended March 31, 2026, compared to $680 thousand for the three months ended March 31, 2025. The increase of $109 thousand reflects an increase in stock-based compensation expenses. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits, and legal and professional fees, including $126 thousand of legal expenses related to our intellectual property.

Other Expense, Net

Other expense, net was $113 thousand for the three months ended March 31, 2026, compared to $90 thousand for the three months ended March 31, 2025.

Provision for income taxes

There was no provision for income taxes during each of the three months ended March 31, 2026 and March 31, 2025.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and Common Stock and the issuance of Convertible Notes. For the three months ended March 31, 2026, we recorded a net loss of $1,310, used cash in operations of $999 and had a stockholders’ deficit of $9,357 as of that date. As of March 31, 2026, we had a cash balance of $642. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. We have incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future as we expand our penetration of the quantum computing application development market.

In April 2026, we sold and issued to accredited investors a total of 15,000 shares of Series D (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15 million. We received net proceeds of $13.8 million after deducting commissions and fees. We intend to use the net proceeds for working capital and general corporate purposes.

We expect our existing cash will be sufficient to fund our current operating plan for at least twelve months from the date of issuance of these financial statements.

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our Common Stock. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes. As of March 31, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1.3 million.

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

The Convertible Promissory Notes are convertible into 75,000,000 shares of our Common Stock at the option of the holder at any time prior to repayment. The conversion price is $0.04 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, or recapitalizations. Upon conversion, any unpaid accrued interest is automatically forgiven. As of March 31, 2026, the aggregate principal and accrued interest outstanding under the Convertible Promissory Notes totaled $3.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(999)	$(59)
Effect of exchange rate changes on cash	(18)	(12)
Net decrease in cash	$(1,017)	$(71)

Operating Activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2025. Operating cash flows reflected a net loss of $1.3 million, partially offset by $370 thousand in non-cash charges. Non-cash charges included $132 thousand in non-cash interest expense, and $238 thousand in stock-based compensation. Changes in working capital was driven by a $51 thousand decrease in prepaid expenses and other current and non-current assets, a $106 thousand increase in accounts payable, and a decrease of $217 thousand in accrued expenses and other current liabilities and other non-current liabilities,

Net cash used in operating activities was $59 thousand for the three months ended March 31, 2025. Operating cash flows reflected a net loss of $0.8 million, partially offset by $569 thousand in non-cash charges and a $142 thousand net change in working capital. Non-cash charges included $525 thousand in non-cash interest expense, and $44 thousand in stock-based compensation. Changes in working capital was driven by a $48 thousand increase in accounts payable and a $94 thousand decrease in prepaid expenses and other current and non-current assets.

Investing Activities

There were no cash flows from investing activities during each of the three months ended March 31, 2026 and March 31, 2025.

Financing Activities

There were no cash flows from financing activities during each of the three months ended March 31, 2026 and March 31, 2025.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements, which are included elsewhere in this Report.

Emerging Growth Company Status

Zapata Quantum Inc. qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to utilize the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to utilize some of the reduced regulatory and reporting requirements applicable to emerging growth companies pursuant to the JOBS Act so long as the Company qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act,, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective:

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On April 7, 2026, the Company issued a total of 15,000,000 shares of Common Stock pursuant to the automatic conversion of shares of Series A Convertible Preferred Stock upon completion of certain trigger events.

On April 30, 2026, the Company issued 10,415 shares of the Company’s Common Stock to a consultant pursuant to a stock option exercise.

The issuances, conversions and option exercise were exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

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

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.1(a)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	8/27/25
3.2	Certificate of Designations, of Preferences, Rights and Limitation of the Series A Convertible Preferred Stock		8-K	4.1	10/28/25
3.3	Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	7/24/25
3.3(a)	Certificate of Amendment to the Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	11/6/25
3.4	Series D Certificate of Designation		8-K	3.1	4/8/26
3.5	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
4.1	Form of Note		8-K	4.1	6/18/25
4.2	Form of Warrant		8-K	4.2	6/18/25
4.3	Form of Warrant		8-K	4.1	4/8/26
10.1	Form of Conversion Agreement +		8-K	10.1	6/18/25
10.2	Form of Securities Purchase Agreement +		8-K	10.2	6/18/25
10.3	Form of Consent Agreement		8-K	10.3	6/18/25
10.4	Form of Universal Resale and Registration Provisions +		8-K	10.4	6/18/25
10.5	Form of Security Agreement +		8-K	10.5	6/18/25
10.6	Form of Intercreditor Agreement +		8-K	10.6	6/18/25
10.7	Form of Stock Option Agreement		8-K	10.1	10/15/25
10.8	Form of Forbearance Agreement +		8-K	10.1	10/28/25
10.9	Form of Securities Purchase Agreement +		8-K	10.2	10/28/25
10.10	Form of Securities Purchase Agreement		8-K	10.1	4/8/26
10.11	Form of Registration Rights Agreement		8-K	10.2	4/8/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(2)	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA QUANTUM, INC.

May 15, 2026	By:	/s/ Sumit Kapur
Sumit Kapur
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)

