Form 10-Q
period 2026-06-30
Zapata Quantum, Inc.
filed 2026-08-14
CIK 1843714

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-41218

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

As of August 3, 2026, the issuer had 187,328,921 shares of its common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	PART I - Financial Information

Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets – As of June 30, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) – For the Three and Six Months Ended June 30, 2026 and 2025	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) – For the Three and Six Months Ended June 30, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2026 and 2025	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

	Part II - Other Information

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	33

Signatures		34

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$12,771	$1,659
Prepaid expenses and other current assets	188	181
Total current assets	12,959	1,840
Other non-current assets	385	432
Total assets	$13,344	$2,272
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,749	$3,963
Accrued expenses and other current liabilities	1,590	1,764
Other liabilities	406	406
Convertible promissory notes, current ($300 to related parties)	3,107	3,133
Senior secured notes, current	1,430	1,273
Total liabilities	10,282	10,539
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible preferred stock (Series A), $0.0001 par value; 0 shares authorized at June 30, 2025 and 15,000 shares authorized at December 3, 2025; 0 and 15,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Convertible preferred stock (Series C), $0.0001 par value; 23,000 shares authorized; 11,983 and 11,983 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Convertible preferred stock (Series D), $0.0001 par value; 15,000 shares authorized; 15,000 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 187,328,921 and 172,318,506 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	19	17
Additional paid-in capital	124,949	110,211
Accumulated other comprehensive loss	(201)	(162)
Accumulated deficit	(121,705)	(118,333)
Total stockholders’ equity (deficit)	3,062	(8,267)
Total liabilities and stockholders’ equity (deficit)	$13,344	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	285	–	458	–
Research and development	383	–	618	–
General and administrative	959	584	1,748	1,264
Total operating expenses	1,627	584	2,824	1,264
Loss from operations	(1,627)	(584)	(2,824)	(1,264)
Other income (expense):
Interest expense	(229)	(141)	(361)	(243)
Loss on extinguishment of senior secured note	–	(134)	–	(134)
Gain on extinguishment of forward purchase agreement settlement liability	–	2,357	–	2,357
Gain on extinguishment of liabilities	–	1,197	–	1,197
Other income	21	5	40	17
Total other income (expense), net	(208)	3,284	(321)	3,194
Net income (loss)	$(1,835)	$2,700	$(3,145)	$1,930
Series D preferred stock capitalized dividend	(227)	–	(227)	–
Net income (loss) attributable to common stockholders	$(2,062)	$2,700	$(3,372)	$1,930

Net income (loss) per share attributable to common stockholders, basic	$(0.01)	$0.05	$(0.02)	$0.04
Net income (loss) per share attributable to common stockholders, diluted	$(0.01)	$0.04	$(0.02)	$0.03
Weighted-average common shares outstanding, basic	186,174,045	51,776,206	179,284,550	47,154,964
Weighted-average common shares outstanding, diluted	186,174,045	66,276,206	179,284,550	57,918,326

Net income (loss)	$(1,835)	$2,700	$(3,145)	$1,930
Foreign currency translation adjustment	(21)	(8)	(39)	(22)
Comprehensive income (loss)	$(1,856)	$2,692	$(3,184)	$1,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended June 30, 2026

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at March 31, 2026	26,983	$–	172,318,506	$17	$110,449	$(180)	$(119,643)	$(9,357)
Stock-based compensation expense	–	–	–	–	206	–	–	206
Debt discount on modification of convertible notes	–	–	–	–	230	–	–	230
Cash received on sale of Series D Preferred stock, net of expenses	15,000	–	–	–	13,838	–	–	13,838
Series D preferred stock capitalized dividends	–	–	–	–	227	–	(227)	–
Common stock issued on conversion of Series A Preferred stock	(15,000)	–	15,000,000	2	(2)	–	–	–
Common stock issued on exercise of stock options	–	–	10,415	–	1	–	–	1
Net loss	–	–	–	–	–	–	(1,835)	(1,835)
Cumulative translation adjustment	–	–	–	–	–	(21)	–	(21)
Balances at June 30, 2026	26,983	$–	187,328,921	$19	$124,949	$(201)	$(121,705)	$3,062

For the six months ended June 30, 2026

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2025	26,983	$–	172,318,506	$17	$110,211	$(162)	$(118,333)	$(8,267)
Stock-based compensation expense	–	–	–	–	444	–	–	444
Debt discount on modification of convertible notes	–	–	–	–	230	–	–	230
Cash received on sale of Series D Preferred stock, net of expenses	15,000	–	–	–	13,838	–	–	13,838
Series D preferred stock capitalized dividends	–	–	–	–	227	–	(227)	–
Common stock issued on conversion of Series A Preferred stock	(15,000)	–	15,000,000	2	(2)	–		–
Common stock issued on exercise of stock options	–	–	10,415	–	1	–	–	1
Net loss	–	–	–	–	–	–	(3,145)	(3,145)
Cumulative translation adjustment	–	–	–	–	–	(39)	–	(39)
Balances at June 30, 2026	26,983	$–	187,328,921	$19	$124,949	$(201)	$(121,705)	$3,062

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended June 30, 2025

(In thousands, except share amounts)

	Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at March 31, 2025	43,614,506	$4	$104,345	$(123)	$(128,439)	$(24,213)
Issuance of common stock resulting from the Consent Agreement	34,000,000	3	7	–	–	10
Issuance of common stock resulting from the Conversion Agreements	15,347,000	2	2,116	–	–	2,118
Stock-based compensation expense	–	–	30	–	–	30
Net income	–	–	–	–	2,700	2,700

Cumulative translation adjustment	–	–	–	(8)	–	(8)
Balances at June 30, 2025	92,961,506	$9	$106,498	$(131)	$(125,739)	$(19,363)

For the six months ended June 30, 2025

(In thousands, except share amounts)

	Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)

Vesting of restricted stock units	25,000	–	–	–	–	–
Stock-based compensation expense	–	–	74	–	–	74
Issuance of common stock resulting from the Consent Agreement	34,000,000	3	7	–	–	10
Issuance of common stock resulting from the Conversion Agreements	15,347,000	2	2,116	–	–	2,118
Net income	–	–	–	–	1,930	1,930

Cumulative translation adjustment	–	–	–	(22)	–	(22)
Balances at June 30, 2025	92,961,506	$9	$106,498	$(131)	$(125,739)	$(19,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(3,145)	$1,930
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	444	74
Non-cash interest expense	361	195
Loss on extinguishment of senior secured note	–	134
Gain on extinguishment of forward purchase agreement settlement liability	–	(2,357)
Gain on extinguishment of liabilities	–	(1,197)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	40	(37)
Accounts payable	(214)	74
Accrued expenses and other current liabilities	(174)	720
Net cash used in operating activities	(2,688)	(464)
Cash flows from financing activities:
Proceeds from sale of Series D Preferred stock, net of expenses	13,838	–
Proceeds from the exercise of stock options	1	–
Proceeds from convertible notes, net	–	2,825
Payment of senior secured notes	–	(1,343)
Net cash provided by financing activities	13,839	1,482
Effect of exchange rate changes on cash and cash equivalents	(39)	(21)
Net increase in cash and cash equivalents	11,112	997
Cash and cash equivalents and restricted cash at beginning of period	1,659	359
Cash and cash equivalents and restricted cash at end of period	$12,771	$1,356
Supplemental disclosures
Debt discount on modification of convertible notes	$230	$–
Issuance of common stock in connection with settlement of liability	$–	$2,039
Issuance of common stock in connection with settlement of obligation	$–	$79

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

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the six months ended June 30, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2026, the Company recorded a net loss of $3,145, used cash in operations of $2,688, and had stockholders’ equity of $3,062 as of that date. As of June 30, 2026, the Company had a cash balance of $12,771. Cash used in operations was primarily due to the Company’s operating losses, working capital needs, and investment in strategic growth initiatives. The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

In April 2026, the Company sold and issued to accredited investors a total of 15,000 shares of Series D preferred stock (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15,000. The Company received net proceeds of $13,838 after deducting commissions and fees (see Note 6). The Company intends to use the net proceeds for working capital and general corporate purposes. As of the issuance date of these financial statements, management now expects that the Company’s existing cash will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the six months ended June 30, 2026.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, accruals for potential liabilities, the valuation of the Company’s Common Stock, and the fair value of stock-based awards. The Company’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Preferred Stock

The Company evaluates the classification of all preferred stock issued in accordance with the applicable guidance in ASC 480, Distinguishing Liabilities from Equity, and other relevant U.S. GAAP. Preferred stock that is mandatorily redeemable or otherwise embodies an obligation requiring the Company to redeem the instrument for cash or other assets is classified as a liability. Preferred stock that is redeemable upon the occurrence of events that are outside the Company’s control, or at the option of the holder, is classified as temporary (mezzanine) equity in accordance with SEC guidance. Preferred stock that is not mandatorily redeemable and does not contain redemption features requiring temporary equity classification is classified as permanent equity within stockholders’ equity.

The Company evaluates the terms of each preferred stock issuance to determine whether any embedded features require separate accounting under ASC 815, Derivatives and Hedging. If no such features require separate accounting and the preferred stock qualifies for equity classification, the instrument is recorded within stockholders’ equity. Issuance costs directly attributable to equity-classified preferred stock are recorded as a reduction of the carrying amount of the related equity instrument, net of any applicable tax effects.

Other policies

The Company’s other significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the six months ended June 30, 2026.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued employee compensation and benefit	$145	$73
Accrued professional fees	291	259
Refunds payable	750	750
Other	404	682
Accrued expenses and other current liabilities	$1,590	$1,764

4. Debt

The aggregate principal amount of debt outstanding as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Senior secured notes	$1,430	$1,273
Convertible promissory notes, net	3,107	3,133
Total Debt	$4,537	$4,406

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder at $8.50 per share. The outstanding principal amount of the Senior Secured Notes of $1,000 and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. While any Senior Secured Notes are outstanding, the Company cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes. As of June 30, 2026, the Senior Secured Notes are potentially convertible into 168,184 shares of the Company’s common stock.

As of December 31, 2025, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,273. The Company recognized approximately $157 of interest expense for the six months ended June 30, 2026, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,430.

Convertible Promissory Notes

In June 2025, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued secured convertible promissory notes (the “Convertible Promissory Notes”) and warrants to purchase an aggregate of 37,500,000 shares of the Company’s common stock (the “Warrants”) for aggregate gross proceeds of $3.0 million.

The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and had an original maturity date in June 2026, unless earlier converted or repaid in accordance with their terms. Interest accrues daily based on a 360-day year and is not payable in cash before maturity unless the Convertible Promissory Notes are repaid before conversion. The conversion price is $0.04 per share, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, or recapitalizations.

Effective June 1, 2026, the Company and the holders amended the Convertible Promissory Notes to extend the maturity date to June 2027 and replace the provision requiring automatic conversion upon the closing of a qualified financing. Under the amended terms, if (i) the volume-weighted average price of the Company’s common stock on the immediately preceding trading day equals or exceeds $0.60 per share and (ii) the average daily traded value of the Company’s common stock for the five immediately preceding trading days equals or exceeds $1.0 million, the Company may elect to convert all or any portion of the outstanding principal balance into shares of common stock at a conversion price of $0.04 per share, subject to customary adjustments for stock splits, stock dividends, combinations, recapitalizations and similar events. Any accrued and unpaid interest attributable to principal converted pursuant to the amended conversion provision is automatically forgiven upon conversion. If the Company elects to convert the entire $3.0 million outstanding principal balance, the Convertible Promissory Notes would convert into 75,000,000 shares of the Company’s common stock.

The Company evaluated the amendment under the debt modification and extinguishment guidance in ASC 470-50. The present value of the cash flows under the amended terms differed from the present value of the remaining cash flows under the original terms by approximately 3.05%. In addition, the change in the fair value of the embedded conversion option was approximately 7.08% of the carrying amount of the Convertible Promissory Notes immediately before the amendment, and the amendment did not add or eliminate a substantive conversion option. Because the applicable changes were less than 10%, the Company accounted for the amendment as a debt modification rather than a debt extinguishment. Accordingly, the Company did not recognize a gain or loss on extinguishment.

The amendment increased the fair value of the embedded conversion option by approximately $232,000. The Company recorded the increase as a debt discount, with a corresponding increase to additional paid-in capital. The debt discount, together with the remaining unamortized debt issuance costs associated with the original issuance, is being amortized to interest expense over the remaining term of the amended Convertible Promissory Notes using the effective-interest method. Following the amendment, the revised effective interest rate is approximately 17.70%.

The Convertible Promissory Notes may not be prepaid before the maturity date without the written consent of the applicable holder and are secured pursuant to a security agreement entered into concurrently with their original issuance.

Upon the occurrence of an event of default and written notice from the applicable holder, or automatically upon the occurrence of certain bankruptcy-related events, the Convertible Promissory Notes become immediately due and payable, together with all accrued and unpaid interest. Events of default include, among other matters, (i) failure to pay principal or interest when due, (ii) breaches of covenants contained in the Convertible Promissory Notes or the securities purchase agreement, (iii) specified bankruptcy or insolvency events and (iv) defaults under other indebtedness exceeding $200,000.

In connection with the original issuance of the Convertible Promissory Notes, the Company incurred debt issuance costs of approximately $75,000. The debt issuance costs were recorded as a direct deduction from the carrying amount of the Convertible Promissory Notes. Before the June 2026 amendment, the debt issuance costs were amortized using an original effective interest rate of approximately 12.64%. Following the amendment, the remaining unamortized debt issuance costs are being amortized over the amended remaining term using the revised effective interest rate.

The Company accounts for the Convertible Promissory Notes at amortized cost. At issuance, no portion of the proceeds was allocated to the embedded conversion features because the conversion features did not require bifurcation and separate accounting as derivative instruments under ASC 815. The fair value of the Warrants issued in connection with the Convertible Promissory Notes was not material.

At December 31, 2025, the carrying amount of the Convertible Promissory Notes and related accrued interest was approximately $3.1 million, net of a valuation discount of $33. At June 30, 2026, the aggregate outstanding principal and accrued interest was approximately $3.1 million, net of the unamortized debt discount of $211 recognized in connection with the amendment and the remaining unamortized debt issuance costs.

For the six months ended June 30, 2026, the Company recognized approximately $203 of interest expense, including contractual interest, approximately $33 of amortization of the original debt issuance costs and approximately $19 of amortization of the debt discount recognized in connection with the June 2026 amendment. Interest expense is included within interest expense in the condensed consolidated statements of operations and comprehensive loss.

5. Commitments and Contingencies

Forbearance Agreements

During the year ended December 31, 2025, the Company entered into forbearance agreements (the “Forbearance Agreement”) with two third-party creditors related to outstanding invoices totaling approximately $3,774 (the “Overdue Amount”). Pursuant to the Forbearance Agreement, 50% of the Overdue Amount (approximately $1,887), remains due and is included in accounts payable, and the remaining $1,887 becomes contingently payable based upon the completion of capital-raising transactions generating at least $45,000 and $55,000, respectively, in aggregate proceeds. If the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished.

Pursuant to the Forbearance Agreement, the creditors have each agreed to temporarily forbear from enforcing collection of the $1,887 that is currently recorded in accounts payable during the forbearance period, and, in either case, if the specified financing thresholds are not achieved, the corresponding contingent payments will not become due, and the related obligations will be permanently extinguished.

During the year ended December 31, 2025, the Company accounted for the $1,887 Overdue Amount that is now contingently payable as an extinguishment of debt due to management’s assessment that it is not probable that the Company will reach the equity raising threshold that would require repayment of these amounts.

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

6. Convertible Preferred Stock

Series A Convertible Preferred Stock

As of June 30, 2026, the authorized, issued, and outstanding Series A Convertible Preferred Stock and their principal were as follows:

		Series A Convertible Preferred Stock
	Par Value	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	0.0001	15,000	15,000	$1,500	$–	15,000,000
Issued	–	–	–	–	–	–
Converted to common stock	–	(15,000)	(15,000)	(1,500)	–	(15,000,000)
Balance at June 30, 2026	–	–	–	$–	$–	–

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

On April 7, 2026, the Company issued a total of 15,000,000 shares of Common Stock pursuant to the automatic conversion of 15,000 shares of Series A Convertible Preferred Stock upon completion of certain trigger events. Subsequent to the automatic conversion, the Certificate of Designations of the Series A Convertible Preferred Stock was withdrawn and all previously designated shares of Series A were returned to their status as authorized preferred stock available for issuance.

Series C Convertible Preferred Stock

As of June 30, 2026, the authorized, issued, and outstanding Series C Convertible Preferred Stock and their principal were as follows:

		Series C Convertible Preferred Stock
	Par Value	Authorized	Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	0.0001	23,000	11,983	$4,429	$–	11,983,000
Issued	–	–	–	–	–	–
Converted to common stock	–	–	–	–	–	–
Balance at June 30, 2026	0.0001	23,000	11,983	$4,429	$–	11,983,000

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

Series D Convertible Preferred Stock

As of June 30, 2026, the authorized, issued, and outstanding Series D Convertible Preferred Stock and their principal were as follows:

		Series D Convertible Preferred Stock
	Par Value	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	–	–	–	$–	$–	–
Issued	0.0001	15,000	15,000	13,838	16,500	34,160,784
Capitalized dividends	–	–	–	227	250	516,967
Converted to common stock	–	–	–	–	–	–
Balance at June 30, 2026	0.0001	15,000	15,000	$14,065	$16,750	34,677,751

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

Each share of Series D Convertible Preferred Stock is convertible into 2,278 shares of Common Stock of the Company at the election of the holder, subject to certain adjustments and to beneficial ownership limitations. Each share of Series D Convertible Preferred Stock shall be entitled to vote with the Company’s Common Stock on an as-converted basis, subject to beneficial ownership limitations. The holders of Series D Convertible Preferred Stock shall rank senior to the holders of Common Stock and all other preferred stock with respect to any liquidation, dissolution or winding up of the Company. The Series D Convertible Preferred Stock is not redeemable.

In connection with the Offering, the Company paid the Placement Agents: (i) a cash fee equal to 6% of the gross proceeds received by the Company in the Offering, and (ii) issued them warrants to purchase 2% of the shares of Common Stock issuable upon conversion of the Series D.

Holders of the Series D Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% of the then-current stated value of the Series D Convertible Preferred Stock. Dividends are payable quarterly in arrears in shares of the Company’s Common Stock based on the applicable conversion price. At the Company’s election, all or a portion of a dividend may instead be capitalized by increasing the stated value of the Series D Convertible Preferred Stock.

Series D Convertible Preferred Stock Dividends

The Series D Convertible Preferred Stock had an aggregate stated value of $15,000 when issued in April 2026. The Company incurred approximately $1,162 in issuance costs in connection with the offering, which were recorded as a reduction of additional paid-in capital. Accordingly, the net carrying amount attributable to the Series D Convertible Preferred Stock was approximately $13,838 at the issuance date.

For the quarter ended June 30, 2026, the Company elected to capitalize the accrued dividend rather than issue shares of Common Stock. The prorated dividend from the issuance date through June 30, 2026 was approximately $227. The capitalized dividend increased the aggregate stated value of the Series D Convertible Preferred Stock from $15,000 to $15,227. No cash was paid, and no additional shares of Common Stock or Series D Convertible Preferred Stock were issued.

The stated value, carrying amount and liquidation preference of the Series D Convertible Preferred Stock were as follows:

June 30, 2026
Original aggregate stated value	$15,000
Capitalized dividend	227
Ending aggregate stated value	15,227
Less: issuance costs	(1,162)
Ending carrying amount	14,065
Minimum liquidation preference, 110% of stated value	$16,750

Under the terms of the Series D Convertible Preferred Stock, upon a liquidation event, holders are entitled to receive, before any distribution to holders of Common Stock or junior securities, an amount equal to the greater of (i) 110% of the then-current stated value and (ii) the amount the holders would have received had the Series D Convertible Preferred Stock been converted into Common Stock immediately before the liquidation event. Accordingly, the minimum aggregate liquidation preference as of June 30, 2026 was approximately $16,750. The actual liquidation preference could be greater depending on the value of the consideration payable to holders of Common Stock in the applicable liquidation event.

The capitalized dividend was recorded as an increase to additional paid-in capital attributable to the Series D Convertible Preferred Stock and a corresponding increase to accumulated deficit. The dividend did not affect net loss, comprehensive loss or cash flows.

For purposes of calculating basic and diluted net loss per share attributable to common stockholders, the $227 capitalized dividend was deducted from net loss. As a result, net loss attributable to common stockholders was approximately $2,043 and $3,353 for the three and six months ended June 30, 2026, respectively. The dividend did not change the reported basic or diluted net loss per share after rounding, which remained $0.01 and $0.02 for the three-and six-month periods, respectively.

Liquidation and Deemed-Liquidation Provisions

The Series D Convertible Preferred Stock has no fixed maturity date and does not provide the holders with a general right to require the Company to redeem the shares while the Company continues as a going concern. However, upon the occurrence of a Liquidation Event, each holder is entitled to receive, before any distribution is made to holders of Common Stock or other junior securities, cash from the assets of the Company legally available for distribution in an amount equal to the greater of (i) 110% of the then-current stated value of the holder’s Series D Convertible Preferred Stock and (ii) the amount the holder would have been entitled to receive had the Series D Convertible Preferred Stock been converted into Common Stock immediately before the Liquidation Event. A holder may elect to receive Common Stock, based on the then-current conversion rate, in lieu of cash.

A Liquidation Event includes a voluntary or involuntary liquidation, dissolution or winding up of the Company and certain merger, consolidation or other transactions after which the Company’s pre-transaction stockholders own less than 50% of the equity or voting power of the surviving entity, subject to the financing-transaction exception contained in the Certificate of Designations.

Equity Classification

The Company evaluated the Series D Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities. The Series D Convertible Preferred Stock is not mandatorily redeemable because it has no fixed redemption date, does not provide the holders with a general right to require redemption and does not otherwise contain an unconditional obligation requiring the Company to transfer cash or other assets. Accordingly, the Series D Convertible Preferred Stock is not classified as a liability under ASC 480.

The Company determined that classification within permanent stockholders’ equity is appropriate. The cash preference payable upon an actual liquidation, dissolution or winding up represents an ordinary liquidation preference and does not require temporary-equity classification. In addition, a merger or consolidation that would constitute a deemed Liquidation Event requires substantive approval by the Company’s Board of Directors. The Board may withhold its approval and the holders of the Series D Convertible Preferred Stock do not control the Board or otherwise have the contractual ability to compel the Company to enter into such a transaction. Accordingly, the deemed-liquidation event is within the Company’s control for purposes of ASC 480-10-S99-3A. The Series D Convertible Preferred Stock is therefore classified within permanent stockholders’ equity, and the Company does not accrete its carrying amount to the 110% liquidation preference. The Company will reassess the classification if the relevant contractual, governance or control circumstances change.

7. Common Stock

As of June 30, 2026 and December 31, 2025, the Company had authorized 600,000,000 shares of $0.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote, together with the holders of the Series C and Series D Convertible Preferred Stock (on an as-converted basis), on all matters submitted to the stockholders for a vote. The holders of Common Stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

2026 Activity

On April 7, 2026, the Company issued a total of 15,000,000 shares of Common Stock pursuant to the automatic conversion of shares of Series A Convertible Preferred Stock upon completion of certain trigger events.

On April 30, 2026, the Company issued 10,415 shares of the Company’s Common Stock pursuant to a stock option exercise, resulting in net proceeds of $1 to the Company.

2025 Activity

Restricted Stock Units

A total of 25,000 restricted stock units vested during the three months ended March 31, 2025, and the corresponding shares were issued upon vesting.

Consent Agreement

In June 2025, the Company entered into Consent Agreement with Sandia under which Sandia waived certain rights and existing defaults under the Senior Secured Note agreement related to the issuance of Convertible Promissory Notes. The Company issued 34,000,000 shares of common stock in exchange for such waiver.

Unvested Shares

In connection with the closing on March 28, 2024 of the business combination with Andretti Acquisition Corp. (“AAC”), 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the closing, the volume-weighted average price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s consolidated financial statements. No Unvested Shares vested during the six months ended June 30, 2026 or 2025.

8. Warrants

Warrant activity during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	67,299,982	$4.31	3.97	$65,096
Granted	17,763,605	0.4391
Exercised	–	–
Forfeited and expired	–	–
Balance at June 30, 2026	85,063,587	$3.50	4.28	$76,217
Warrants vested and exercisable at June 30, 2026	84,163,587	$3.50	4.28	$75,074

On April 22, 2026, the Company issued 17,080,392 warrants to investors to purchase shares of common stock in connection with the issuance of the Series D Convertible Preferred Stock and 683,213 warrants to the Company’s placement agents. The warrants have an initial exercise price of $0.4391 per share, subject to adjustment, and may be exercised for cash or, under certain circumstances, on a cashless basis, and expire on October 19, 2033. The Company evaluated the warrants under ASC 480 and ASC 815-40 and determined that the warrants are equity-classified instruments. The warrants are not mandatorily redeemable, do not require net cash settlement, and are indexed to the Company’s own common stock. Although the warrants contain certain anti-dilution adjustment provisions, including adjustments upon certain dilutive issuances, the Company concluded that such provisions do not preclude equity classification. Accordingly, the warrants are classified as equity, and their fair value was measured using the Black-Scholes option-pricing model. The fair value of the warrants on the date of issuance was immaterial and will not be remeasured in subsequent periods.

Based on a fair market value of $1.27 per share on June 30, 2026, the intrinsic value attributed to exercisable and unexercised Common Stock warrants was $75,074 at June 30, 2026.

As of June 30, 2026, there was no unrecognized compensation cost related to unvested warrants.

9. Compensation Plans

Stock Option

Stock option activity during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	39,003,451	$0.08	9.62	$58,598
Granted	11,850,000	0.75
Exercised	(10,415)	0.13
Forfeited and expired	–	–
Balance at June 30, 2026	50,843,036	0.24	5.41	101,214
Options vested and exercisable at June 30, 2026	3,000,600	$0.57	4.69	$5,225

During the six months ended June 30, 2026, the Company granted options exercisable into 11,850,000 shares of its Common Stock to its employees and advisors. The stock options vest over a weighted average 3.80 year period and are exercisable at a weighted average price of $0.75 per share with an average life expiration of 6.48 years. The total fair value of these options at the grant date was approximately $12,942, which was determined using a Black-Scholes option pricing model with the following average assumptions: stock price of $1.10 per share, expected term of 6.5 years, volatility of 150%, dividend rate of 0%, and weighted average risk-free interest rate of 4.26%.

On April 30, 2026, the Company issued 10,415 shares of Common Stock pursuant to a stock option exercise for proceeds of $1.

As of June 30, 2026, there was $13,998 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.80 years. The fair value of stock options that vested during the six months ended June 30, 2026 and 2025 was $444 and $74, respectively.

Based on a fair market value of $1.27 per share on June 30, 2026, the intrinsic value attributed to exercisable and unexercised Common Stock options was $2,637 at June 30, 2026.

Stock-Based Compensation

The following table summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive income (loss):

Schedule of stock based compensation
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$58	$–	$144	$–
Sales and marketing	30	–	38	–
General and administrative	118	30	262	74
Stock-based compensation	$206	$30	$444	$74

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

The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, employee compensation, stock-based compensation, legal and professional fees, and consulting costs. Other operating expenses include all remaining costs necessary to operate our business and primarily include advertising, corporate compliance, and overhead expenses. Additionally, the CODM also reviews total assets to assess the Company’s financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of June 30, 2026, the Company does not have material long-term assets outside the U.S.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses
Employee compensation and benefits	516	$101	$729	$155
Stock-based compensation expense	207	30	444	74
Legal and professional fees	378	124	711	126
Consulting costs	173	3	348	14
Other operating expenses	353	326	592	895
Total operating expenses	1,627	584	2,824	1,264
Loss from operations	$(1,627)	$(584)	$(2,824)	$(1,264)

11. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders, basic	$(1,835)	$2,700	$(3,145)	$1,930
Series D preferred stock dividend	(227)	–	(227)	–
Effect of potentially dilutive securities:
After-tax interest expense on convertible notes	–	14	–	14
Net income (loss) attributable to common stockholders	$(2,062)	$2,714	$(3,372)	$1,944
Denominator:
Weighted-average common shares outstanding, basic	186,174,045	51,776,206	179,284,550	47,154,964
Effect of potentially dilutive securities:
Convertible notes	–	14,500,000	–	7,250,000
Restricted stock	–	–	–	3,513,362
Weighted-average common shares outstanding, diluted	186,174,045	66,276,206	179,284,550	57,918,326

Net income (loss) per share attributable to common stockholders,
Basic	$(0.01)	$0.05	$(0.02)	$0.04
Diluted	$(0.01)	$0.04	$(0.02)	$0.03

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated, since their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series C Preferred Shares	11,983,000	–	11,983,000	–
Series D Preferred Shares	34,677,751	–	34,677,751	–
Senior Secured Notes, including accrued interest	168,184	140,612	168,184	140,612
Convertible Notes, excluding accrued interest	75,000,000	–	75,000,000	–
Warrants to purchase common stock	85,063,587	62,549,982	85,063,587	62,549,982
Stock options to purchase common stock	50,843,036	1,103,451	50,843,036	1,103,451
Unvested Shares	1,129,630	1,129,630	1,129,630	1,129,630
Restricted stock	–	65,000,000	–	–
Restricted stock units	25,000	25,000	25,000	25,000
	258,890,188	129,948,675	258,890,188	64,948,675

12. Subsequent Events

The Company has evaluated all events subsequent to June 30, 2026 and through August 14, 2026, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

Subsequent to June 30, 2026, the Company granted options exercisable into 200,000 shares of its Common Stock to its employees and advisors. The stock options vest monthly over a two-year period and are exercisable at a weighted average price of $0.91 per share.

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

Components of Our Results of Operations

Revenue

Our revenue historically was generated primarily from sales of subscriptions to our software platform and related services. Subscriptions to our software platform are offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. We generated no revenue in each of the three and six months ended June 30, 2026 and June 30, 2025.

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

Results of Operations

Comparison of the Three months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	%
	(in thousands)
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	285	–	285	N/M
Research and development	383	–	383	N/M
General and administrative	959	584	375	64
Total operating expenses	1,627	584	1,043	179
Loss from operations	(1,627)	(584)	(1,043)	(179)
Other income (expense):
Interest expense	(229)	(141)	(88)	62
Loss on extinguishment of senior secured note	–	(134)	134	(100)
Gain on extinguishment of forward purchase agreement settlement liability	–	2,357	(2,357)	(100)
Gain on extinguishment of liabilities	–	1,197	(1,197)	(100)
Other income, net	21	5	16	320
Total other income (expense), net	(208)	3,284	(3,492)	(106)
Net income (loss)	$(1,835)	$2,700	$(4,535)	(168)%

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $285 thousand for the three months ended June 30, 2026, as compared to $0 for the three months ended June 30, 2025. The increase reflects higher employee compensation costs, marketing expenses, and stock-based compensation expense.

Research and Development Expenses

Research and development expense was $383 thousand for the three months ended June 30, 2026, as compared to $0 for the three months ended June 30, 2025. The increase reflects higher employee compensation costs, advisor fees, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $959 thousand for the three months ended June 30, 2026, compared to $584 thousand for the three months ended June 30, 2025. The increase of $375 thousand reflects an increase in stock-based compensation expenses and employee compensation. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits, and legal and professional fees, including $142 thousand of legal expenses related to our intellectual property.

Other Expense, Net

Other expense, net was $208 thousand for the three months ended June 30, 2026, compared to other income, net of $3.3 million for the three months ended June 30, 2025. The $3.5 million negative variance was primarily driven by the prior year recording of a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability and a $1.2 million gain on extinguishment of liabilities. These favorable items were partially offset by a $134 thousand loss on extinguishment of Senior Secured Note, and a $88 thousand increase in interest expense.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change	%
	(in thousands)
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	458	–	458	N/M
Research and development	618	–	618	N/M
General and administrative	1,748	1,264	484	38
Total operating expenses	2,824	1,264	1,560	123
Loss from operations	(2,824)	(1,264)	(1,560)	(123)
Other income (expense):
Interest expense	(361)	(243)	(118)	49
Loss on extinguishment of senior secured note	–	(134)	134	(100)
Gain on extinguishment of forward purchase agreement settlement liability	–	2,357	(2,357)	(100)
Gain on extinguishment of liabilities	–	1,197	(1,197)	(100)
Other income (expense), net	40	17	23	135
Total other income (expense), net	(321)	3,194	(3,515)	(110)
Net income (loss)	$(3,145)	$1,930	$(5,075)	(263)%

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $458 thousand for the six months ended June 30, 2026, as compared to $0 for the six months ended June 30, 2025. The increase reflects an increase in employee compensation costs, marketing expenses, and stock-based compensation expense.

Research and Development Expenses

Research and development expense was $618 thousand for the six months ended June 30, 2026, as compared to $0 for the six months ended June 30, 2025. The increase reflects an increase in employee compensation costs, advisor fees, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. The increase of $484 thousand reflects an increase in stock-based compensation expenses and employee compensation. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits, and legal and professional fees, including $268 thousand of legal expenses related to our intellectual property.

Other Expense, Net

Other expense, net was $321 thousand for the six months ended June 30, 2026, compared to other income, net of $3.2 million for the six months ended June 30, 2025. The $3.5 million negative variance was primarily driven by the prior year recording of a $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability and a $1.2 million gain on extinguishment of liabilities. These favorable items were partially offset by a $134 thousand loss on extinguishment of Senior Secured Note, and a $118 thousand increase in interest expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and Common Stock and the issuance of Convertible Notes. For the six months ended June 30, 2026, we recorded a net loss of $3,145, used cash in operations of $2,688 and had a stockholders’ equity of $3,062 as of that date. As of June 30, 2026, we had a cash balance of $12,771. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future as we expand our penetration of the quantum computing application development market.

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

As of August 4, 2026, we have cash and cash equivalents of $12.1 million. We expect our existing cash will be sufficient to fund our current operating plan for at least twelve months from the date of issuance of these financial statements.

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. Upon the closing of the Merger, a portion of the aggregate outstanding Senior Secured Notes with an aggregate principal amount of $14.2 million and associated accrued interest of $0.5 million were converted into shares of our Common Stock. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes. As of June 30, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1.4 million.

Convertible Promissory Notes

In June 2025, we entered into a securities purchase agreement with accredited investors pursuant to which we sold and issued secured Convertible Promissory Notes and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3 million. The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and, as extended, mature in June 2027, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion. As of June 30, 2026, the aggregate principal and accrued interest outstanding under the Convertible Promissory Notes totaled $3.1 million, net of the unamortized debt discount of $211 recognized in connection with the amendment and the remaining unamortized debt issuance costs.

Effective June 1, 2026, the Company and the holders amended the Convertible Promissory Notes to extend the maturity date to June 2027 and replace the provision requiring automatic conversion upon the closing of a qualified financing. Under the amended terms, if (i) the volume-weighted average price of the Company’s common stock on the immediately preceding trading day equals or exceeds $0.60 per share and (ii) the average daily traded value of the Company’s common stock for the five immediately preceding trading days equals or exceeds $1.0 million, the Company may elect to convert all or any portion of the outstanding principal balance into shares of common stock at a conversion price of $0.04 per share, subject to customary adjustments for stock splits, stock dividends, combinations, recapitalizations and similar events. Any accrued and unpaid interest attributable to principal converted pursuant to the amended conversion provision is automatically forgiven upon conversion. If the Company elects to convert the entire $3.0 million outstanding principal balance, the Convertible Promissory Notes would convert into 75,000,000 shares of the Company’s common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(2,688)	$(464)
Net cash provided by financing activities	13,839	1,482
Effect of exchange rate changes on cash	(39)	(21)
Net increase in cash	$11,112	$997

Operating Activities

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2026. Operating cash flows reflected a net loss of $3.1 million, partially offset by $805 thousand in non-cash charges. Changes in working capital were primarily driven by a $214 thousand decrease in accounts payable, a $174 thousand decrease in accrued expenses and other current liabilities, partially offset by a $40 thousand increase in prepaid expenses and other current and non-current assets. Non-cash charges included $361 thousand in non-cash interest expense and $444 thousand in stock-based compensation.

Net cash used in operating activities was $464 thousand for the six months ended June 30, 2025. Operating cash flows reflected net income of $1.9 million and a $0.8 million net increase in working capital, partially offset by offset by $3.2 million in net non-cash charges. Changes in working capital were primarily driven by a $720 thousand increase in accrued expenses and other current liabilities, and a $73 thousand increase in accounts payable, partially offset by a $37 thousand increase in prepaid expenses and other current and non-current assets. Non-cash charges included $2.4 million gain on extinguishment of Forward Purchase Agreement settlement liability, and $1.2 million gain on extinguishment of liabilities, partially offset by $195 thousand in non-cash interest expense, a $134 thousand loss on extinguishment of Senior Secured Note and $74,000 thousand in stock-based compensation.

Financing Activities

Net cash provided by financing activities was $13.9 million for the six months ended June 30, 2026. This amount primarily reflects $13.8 million in net proceeds received from the sale of Series D Convertible Preferred shares, net of expenses, and proceeds of $1 thousand on the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures were not effective:

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All recent sales of unregistered securities have been previously reported.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated as of September 6, 2023, by and among the Company, Tigre Merger Sub, Inc. and Legacy Zapata		8-K	2.1	9/6/23
3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.1(a)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	8/27/25
3.2	Certificate of Designations, of Preferences, Rights and Limitation of the Series A Convertible Preferred Stock		8-K	4.1	10/28/25
3.3	Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	7/24/25
3.3(a)	Certificate of Amendment to the Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	11/6/25
3.4	Series D Certificate of Designation		8-K	3.1	4/8/26
3.5	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
4.1	Form of Note		8-K	4.1	6/18/25
4.2	Form of Warrant		8-K	4.2	6/18/25
4.3	Form of Warrant		8-K	4.1	4/8/26
10.1	Form of Conversion Agreement +		8-K	10.1	6/18/25
10.2	Form of Securities Purchase Agreement +		8-K	10.2	6/18/25
10.3	Form of Consent Agreement		8-K	10.3	6/18/25
10.4	Form of Universal Resale and Registration Provisions +		8-K	10.4	6/18/25
10.5	Form of Security Agreement +		8-K	10.5	6/18/25
10.6	Form of Intercreditor Agreement +		8-K	10.6	6/18/25
10.7	Form of Stock Option Agreement		8-K	10.1	10/15/25
10.8	Form of Forbearance Agreement +		8-K	10.1	10/28/25
10.9	Form of Securities Purchase Agreement +		8-K	10.2	10/28/25
10.10	Form of Securities Purchase Agreement		8-K	10.1	4/8/26
10.11	Form of Registration Rights Agreement		8-K	10.2	4/8/26
10.12	Exclusive Broker-Dealer and Leak-Out Management Agreement +	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(2)	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA QUANTUM, INC.

August 14, 2026	By:	/s/ Sumit Kapur
Sumit Kapur
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)

