Form 10-Q
period 2026-09-30
Zapata Quantum, Inc.
filed 2026-11-09
CIK 1843714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the issuer had 194,321,718 shares of its common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$11,244	$1,659
Prepaid expenses and other current assets	286	181
Total current assets	11,530	1,840
Other non-current assets	386	432
Total assets	$11,916	$2,272
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,953	$3,963
Accrued expenses and other current liabilities	1,309	1,764
Other liabilities	406	406
Convertible promissory notes, current ($300 to related parties)	3,241	3,133
Senior secured notes, current	1,480	1,273
Total liabilities	10,389	10,539
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible preferred stock (Series A), $0.0001 par value; 0 and 15,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 0 and 15,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	–	–
Convertible preferred stock (Series C), $0.0001 par value; 23,000 shares authorized; 7,091 and 11,983 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	–	–
Convertible preferred stock (Series D), $0.0001 par value; 15,000 shares authorized; 14,375 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	–	–
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 194,321,718 and 172,318,506 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	19	17
Additional paid-in capital	126,627	110,211
Accumulated other comprehensive loss	(220)	(162)
Accumulated deficit	(124,899)	(118,333)
Total stockholders’ equity (deficit)	1,527	(8,267)
Total liabilities and stockholders’ equity (deficit)	$11,916	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	713	6	1,171	6
Research and development	1,041	–	1,659	–
General and administrative	1,023	1,023	2,771	2,287
Total operating expenses	2,777	1,029	5,601	2,293
Loss from operations	(2,777)	(1,029)	(5,601)	(2,293)
Other income (expense):
Interest expense	(184)	(136)	(545)	(379)
Interest income	49	–	49	–
Loss on extinguishment of senior secured note	–	–	–	(134)
Gain on extinguishment of forward purchase agreement settlement liability	–	–	–	2,357
Gain on extinguishment of liabilities	–	4,417	–	5,614
Other income	17	13	57	30
Total other income (expense), net	(118)	4,294	(439)	7,488
Net income (loss)	(2,895)	3,265	(6,040)	5,195
Series D preferred stock capitalized dividend	(300)	–	(526)	–
Net income (loss) attributable to common stockholders	$(3,195)	$3,265	$(6,566)	$5,195

Net income (loss) per share attributable to common stockholders, basic	$(0.02)	$0.03	$(0.04)	$0.08
Net income (loss) per share attributable to common stockholders, diluted	$(0.02)	$0.02	$(0.04)	$0.05
Weighted-average common shares outstanding, basic	189,829,790	96,159,322	182,838,257	63,669,253
Weighted-average common shares outstanding, diluted	189,829,790	214,805,649	182,838,257	107,973,714

Net income (loss)	$(2,895)	$3,265	$(6,040)	$5,195
Foreign currency translation adjustment	(19)	(12)	(58)	(34)
Comprehensive income (loss)	$(2,914)	$3,253	$(6,098)	$5,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended September 30, 2026

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at June 30, 2026	26,983	$–	187,328,921	$19	$124,949	$(201)	$(121,705)	$3,062
Stock-based compensation expense	–	–	–	–	1,091	–	–	1,091
Series D preferred stock capitalized dividends	–	–	–	–	299	–	(299)	–
Common stock issued on conversion of Series C Preferred stock	(4,892)	–	4,892,000	–	–	–	–	–
Common stock issued on conversion of Series D Preferred stock	(625)	–	1,445,282	–	–	–	–	–
Common stock issued on exercise of warrants	–	–	655,515	–	288	–	–	288
Net loss	–	–	–	–	–	–	(2,895)	(2,895)
Cumulative translation adjustment	–	–	–	–	–	(19)	–	(19)
Balances at September 30, 2026	21,466	$–	194,321,718	$19	$126,627	$(220)	$(124,899)	$1,527

For the nine months ended September 30, 2026

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2025	26,983	$–	172,318,506	$17	$110,211	$(162)	$(118,333)	$(8,267)
Stock-based compensation expense	–	–	–	–	1,535	–	–	1,535
Debt discount on modification of convertible notes	–	–	–	–	230	–	–	230
Cash received on sale of Series D Preferred stock, net of expenses	15,000	–	–	–	13,838	–	–	13,838
Series D preferred stock capitalized dividends	–	–	–	–	526	–	(526)	–
Common stock issued on conversion of Series A Preferred stock	(15,000)	–	15,000,000	2	(2)	–		–
Common stock issued on conversion of Series C Preferred stock	(4,892)	–	4,892,000	–	–	–		–
Common stock issued on conversion of Series D Preferred stock	(625)	–	1,445,282	–	–	–		–
Common stock issued on exercise of stock options	–	–	10,415	–	1	–	–	1
Common stock issued on exercise of warrants	–	–	655,515	–	288	–	–	288
Net loss	–	–	–	–	–	–	(6,040)	(6,040)
Cumulative translation adjustment	–	–	–	–	–	(58)	–	(58)
Balances at September 30, 2026	21,466	$–	194,321,718	$19	$126,627	$(220)	$(124,899)	$1,527

For the three months ended September 30, 2025

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at June 30, 2025	–	$–	92,961,506	$9	$106,498	$(131)	$(125,739)	$(19,363)
Stock-based compensation expense	–	–	–	–	42	–	–	42
Vesting of restricted stock	–	–	8,125,000	1	(1)	–	–	–
Issuances of Series C Convertible Preferred stock	11,983	–	–	–	12	–	–	12
Net income	–	–	–	–	–	–	3,265	3,265
Cumulative translation adjustment	–	–	–	–	–	(12)	–	(12)
Balances at September 30, 2025	11,983	$–	101,086,506	$10	$106,551	$(143)	$(122,474)	$(16,056)

For the nine months ended September 30, 2025

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	–	$–	43,589,506	$4	$104,301	$(109)	$(127,669)	$(23,473)
Stock-based compensation expense	–	–	–	–	116	–	–	116
Vesting of restricted stock	–	–	8,150,000	1	(1)	–	–	–
Issuance common stock resulting from the Consent agreement	–	–	34,000,000	3	7	–	–	10
Issuance common stock resulting from the Conversion agreement	–	–	15,347,000	2	2,116	–	–	2,118
Issuances of Series C Convertible Preferred stock	11,983	–	–	–	12	–	–	12
Net income	–	–	–	–	–	–	5,195	5,195
Cumulative translation adjustment	–	–	–	–	–	(34)	–	(34)
Balances at September 30, 2025	11,983	$–	101,086,506	$10	$106,551	$(143)	$(122,474)	$(16,056)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZAPATA QUANTUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(6,040)	$5,195
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,535	116
Non-cash interest expense	545	333
Loss on extinguishment of senior secured note	–	134
Gain on extinguishment of forward purchase agreement settlement liability	–	(2,357)
Gain on extinguishment of liabilities	–	(5,614)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(58)	(7)
Accounts payable	(10)	206
Accrued expenses and other current liabilities	(456)	1,009
Net cash used in operating activities	(4,484)	(985)
Cash flows from financing activities:
Proceeds from sale of Series D Preferred stock, net of expenses	13,838	–
Proceeds from the exercise of stock options	1	–
Proceeds from the exercise of warrants	288	–
Proceeds from convertible notes, net	–	2,925
Payment of senior secured notes	–	(1,343)
Net cash provided by financing activities	14,127	1,582
Effect of exchange rate changes on cash and cash equivalents	(58)	(37)
Net increase in cash and cash equivalents	9,585	560
Cash and cash equivalents and restricted cash at beginning of period	1,659	359
Cash and cash equivalents and restricted cash at end of period	$11,244	$919
Supplemental disclosures
Debt discount on modification of convertible notes	$230	$–
Issuance of common stock in connection with settlement of liability	$–	$2,039
Issuance of common stock in connection with settlement of obligation	$–	$79
Issuance of series C preferred stock in connection with settlement of liability	$–	$4,427

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

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the nine months ended September 30, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements.

Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2026, the Company recorded a net loss of $6,040, used cash in operations of $4,484, and had stockholders’ equity of $1,527 as of that date. As of September 30, 2026, the Company had a cash balance of $11,244. Cash used in operations was primarily due to the Company’s operating losses, working capital needs, and investment in strategic growth initiatives. The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future as the Company expands its penetration of the quantum computing application development market. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the nine months ended September 30, 2026.

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

Other policies

The Company’s other significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual consolidated financial statements. There have been no material changes to significant accounting policies during the nine months ended September 30, 2026.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued employee compensation and benefit	$12	$73
Accrued professional fees	231	259
Refunds payable	750	750
Other	316	682
Accrued expenses and other current liabilities	$1,309	$1,764

4. Debt

The aggregate principal amount of debt outstanding as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Senior secured notes	$1,480	$1,273
Convertible promissory notes, net	3,241	3,133
Total Debt	$4,721	$4,406

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder at $8.50 per share. The outstanding principal amount of the Senior Secured Notes of $1,000 and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. While any Senior Secured Notes are outstanding, the Company cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes. As of September 30, 2026, the Senior Secured Notes are potentially convertible into 174,067 shares of the Company’s common stock.

As of December 31, 2025, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,273. The Company recognized approximately $207 of interest expense for the nine months ended September 30, 2026, which is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,480.

Convertible Promissory Notes

In June 2025, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company issued secured convertible promissory notes (the “Convertible Promissory Notes”) and warrants to purchase an aggregate of 37,500,000 shares of the Company’s common stock (the “Warrants”) for aggregate gross proceeds of $3,000.

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

Effective June 1, 2026, the Company and the holders amended the Convertible Promissory Notes to extend the maturity date to June 2027 and replace the provision requiring automatic conversion upon the closing of a qualified financing. Under the amended terms, if (i) the volume-weighted average price of the Company’s common stock on the immediately preceding trading day equals or exceeds $0.60 per share and (ii) the average daily traded value of the Company’s common stock for the five immediately preceding trading days equals or exceeds $1,000, the Company may elect to convert all or any portion of the outstanding principal balance into shares of common stock at a conversion price of $0.04 per share, subject to customary adjustments for stock splits, stock dividends, combinations, recapitalizations and similar events. Any accrued and unpaid interest attributable to principal converted pursuant to the amended conversion provision is automatically forgiven upon conversion. If the Company elects to convert the entire $3,000 outstanding principal balance, the Convertible Promissory Notes would convert into 75,000,000 shares of the Company’s common stock.

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

The amendment increased the fair value of the embedded conversion option by approximately $230. The Company recorded the increase as a debt discount, with a corresponding increase to additional paid-in capital. The debt discount, together with the remaining unamortized debt issuance costs associated with the original issuance, is being amortized to interest expense over the remaining term of the amended Convertible Promissory Notes using the effective-interest method. Following the amendment, the revised effective interest rate is approximately 17.70%.

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

In connection with the original issuance of the Convertible Promissory Notes in 2025, the Company incurred debt issuance costs of approximately $75. The debt issuance costs were recorded as a direct deduction from the carrying amount of the Convertible Promissory Notes. Before the June 2026 amendment, the debt issuance costs were amortized using an original effective interest rate of approximately 12.64%. Following the amendment, the remaining unamortized debt issuance costs are being amortized over the amended remaining term using the revised effective interest rate.

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

At December 31, 2025, the carrying amount of the Convertible Promissory Notes and related accrued interest was approximately $3,133, net of a valuation discount of $33. At September 30, 2026, the aggregate outstanding principal and accrued interest was approximately $3,241, net of the unamortized debt discount of $154 recognized in connection with the amendment and the remaining unamortized debt issuance costs.

For the nine months ended September 30, 2026, the Company recognized approximately $337 of interest expense, including contractual interest, approximately $33 of amortization of the original debt issuance costs and approximately $76 of amortization of the debt discount recognized in connection with the June 2026 amendment. Interest expense is included within interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

6. Convertible Preferred Stock

Series A Convertible Preferred Stock

As of September 30, 2026, the authorized, issued, and outstanding Series A Convertible Preferred Stock and their principal were as follows:

		Series A Convertible Preferred Stock
	Par Value	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	0.0001	15,000	15,000	$1,500	$–	15,000,000
Issued	–	–	–	–	–	–
Converted to common stock	–	(15,000)	(15,000)	(1,500)	–	(15,000,000)
Balance at September 30, 2026	–	–	–	$–	$–	–

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

On April 7, 2026, the Company issued a total of 15,000,000 shares of Common Stock pursuant to the automatic conversion of 15,000 shares of Series A Convertible Preferred Stock upon completion of certain trigger events. Subsequent to the automatic conversion, the Certificate of Designations of the Series A Convertible Preferred Stock was withdrawn, and all previously designated shares of Series A were returned to their status as authorized preferred stock available for issuance.

Series C Convertible Preferred Stock

As of September 30, 2026, the authorized, issued, and outstanding Series C Convertible Preferred Stock and their principal were as follows:

		Series C Convertible Preferred Stock
	Par Value	Authorized	Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	0.0001	23,000	11,983	$4,429	$–	11,983,000
Issued	–	–	–	–	–	–
Converted to common stock	–	–	(4,892)	(1,808)	–	(4,892,000)
Balance at September 30, 2026	0.0001	23,000	7,091	$2,621	$–	7,091,000

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

During the nine months ended September 30, 2026, 4,892 Series C Convertible Preferred Stock was converted into 4,892,000 shares of Common Stock of the Company.

Series D Convertible Preferred Stock

As of September 30, 2026, the authorized, issued, and outstanding Series D Convertible Preferred Stock and their principal were as follows:

		Series D Convertible Preferred Stock
	Par Value	Authorized	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Balance at December 31, 2025	–	–	–	$–	$–	–
Issued	0.0001	15,000	15,000	13,838	16,500	34,160,784
Capitalized dividends	–	–	–	526	579	1,197,967
Converted to common stock	–	–	(625)	(575)	(634)	(1,445,282)
Balance at September 30, 2026	0.0001	15,000	14,375	$13,789	$16,445	33,913,469

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

During the nine months ended September 30, 2026, 625 Series D Convertible Preferred Stock was converted into 1,445,282 shares of Common Stock of the Company.

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

For the quarter ended June 30, 2026 and September 30, 2026, the Company elected to capitalize the accrued dividend rather than issue shares of Common Stock. The prorated dividend from the issuance date through September 30, 2026 was approximately $526. The capitalized dividend increased the aggregate stated value of the Series D Convertible Preferred Stock from $15,000 to $15,526. No cash was paid, and no additional shares of Common Stock or Series D Convertible Preferred Stock were issued.

The stated value, carrying amount and liquidation preference of the Series D Convertible Preferred Stock were as follows:

September 30, 2026
Original aggregate stated value	$15,000
Capitalized dividend	526
Converted to common stock	(575)
Ending aggregate stated value	14,951
Less: issuance costs	(1,162)
Ending carrying amount	13,789
Minimum liquidation preference, 110% of stated value	$16,445

Under the terms of the Series D Convertible Preferred Stock, upon a liquidation event, holders are entitled to receive, before any distribution to holders of Common Stock or junior securities, an amount equal to the greater of (i) 110% of the then-current stated value and (ii) the amount the holders would have received had the Series D Convertible Preferred Stock been converted into Common Stock immediately before the liquidation event. Accordingly, the minimum aggregate liquidation preference as of September 30, 2026 was approximately $16,445. The actual liquidation preference could be greater depending on the value of the consideration payable to holders of Common Stock in the applicable liquidation event.

The capitalized dividend was recorded as an increase to additional paid-in capital attributable to the Series D Convertible Preferred Stock and a corresponding increase to accumulated deficit. The dividend did not affect net loss, comprehensive loss or cash flows.

For purposes of calculating basic and diluted net loss per share attributable to common stockholders, the $300 and $526 capitalized dividend was deducted from net loss for the three and nine months ended September 30, 2026, respectively. As a result, net loss attributable to common stockholders was approximately $3,194 and $6,566 for the three and nine months ended September 30, 2026, respectively. The dividend did not change the reported basic or diluted net loss per share after rounding, which remained $0.02 and $0.04 for the three-and nine-month periods, respectively.

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

7. Common Stock

As of September 30, 2026 and December 31, 2025, the Company had authorized 600,000,000 shares of $0.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote, together with the holders of the Series C and Series D Convertible Preferred Stock (on an as-converted basis), on all matters submitted to the stockholders for a vote. The holders of Common Stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors.

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

During the nine months ended September 30, 2026, the Company issued 655,515 shares of the Company’s Common Stock pursuant to warrant exercises, resulting in net proceeds of $288 to the Company.

During the nine months ended September 30, 2026, 4,892 Series C Convertible Preferred Stock was converted into 4,892,000 shares of Common Stock of the Company.

During the nine months ended September 30, 2026, 625 Series D Convertible Preferred Stock was converted into 1,445,282 shares of Common Stock of the Company.

2025 Activity

Restricted Stock Units

A total of 8,150,000 restricted stock units vested during the nine months ended September 30, 2025, and the corresponding shares were issued upon vesting.

Consent Agreement

In June 2025, the Company entered into Consent Agreement with Sandia under which Sandia waived certain rights and existing defaults under the Senior Secured Note agreement related to the issuance of Convertible Promissory Notes. The Company issued 34,000,000 shares of common stock with a fair value of $10 in exchange for such waiver.

Conversion Agreements

In June 2025, the Company issued 3,349,000 shares of common stock to certain creditors to settle $1,238 of accounts payable and accrued expenses, resulting in a gain on extinguishment of $1,198.

In June 2025, the Company issued 6,591,000 shares to Sandia to settle its $2,436 obligation under the Forward Purchase Agreement, resulting in a gain on extinguishment of $2,357 (Note 10).

In June 2025, the Company issued 5,407,000 shares of common stock to related parties in settlement of notes payable of $1,998.

Unvested Shares

In connection with the closing on March 28, 2024 of the business combination with Andretti Acquisition Corp. (“AAC”), 1,129,630 shares of Sponsor Shares became unvested and are subject to the forfeiture pursuant to the available cash provisions as described in the sponsor support agreement in contemplation of the Merger. All of the Unvested Shares will become vested if, within three years of the closing, the volume-weighted average price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, or if there is a change of control of the Company. If neither of these events occur within three years of the closing, then the Unvested Shares will be forfeited and shall be transferred by the sponsor and the sponsor co-investor to the Company, without any consideration for such transfer. The Unvested Shares are indexed to the Company’s own stock and are therefore classified as equity in the Company’s consolidated financial statements. No Unvested Shares vested during the nine months ended September 30, 2026 or 2025.

8. Warrants

Warrant activity during the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	67,299,982	$4.31	3.97	$65,096
Granted	17,763.605	0.4391
Exercised	(655,477)	0.4391
Forfeited and expired	–	–
Balance at September 30, 2026	84,408,110	$3.52	4.00	$43,810
Warrants vested and exercisable at September 30, 2026	83,508,110	$3.52	4.00	$42,885

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

Based on a fair market value of $0.73 per share on September 30, 2026, the intrinsic value attributed to exercisable and unexercised Common Stock warrants was $42,885 at September 30, 2026.

During the nine months ended September 30, 2026, the Company issued 655,515 shares of Common Stock pursuant to warrant exercises for proceeds of $288.

As of September 30, 2026, there was no unrecognized compensation cost related to unvested warrants.

9. Compensation Plans

Stock Option

Stock option activity during the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	39,003,451	$0.08	9.62	$58,598
Granted	12,800,000	0.76
Exercised	(10,415)	0.13
Forfeited and expired	(350,000)	1.00
Balance at September 30, 2026	51,443,036	0.24	5.24	27,000
Options vested and exercisable at September 30, 2026	11,218,829	$0.21	4.41	$6,700

During the nine months ended September 30, 2026, the Company granted options exercisable into 12,800,000 shares of its Common Stock to its employees and advisors. The stock options vest over a weighted average 3.70 year period and are exercisable at a weighted average price of $0.75 per share with an average life expiration of 9.27 years. The total fair value of these options at the grant date was approximately $13,799, which was determined using a Black-Scholes option pricing model with the following average assumptions: stock price of $1.13 per share, expected term of 6.5 years, volatility of 150%, dividend rate of 0%, and weighted average risk-free interest rate of 4.27%.

On April 30, 2026, the Company issued 10,415 shares of Common Stock pursuant to a stock option exercise for proceeds of $1.

As of September 30, 2026, there was $13,447 of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize the unrecognized compensation amount over a remaining weighted-average period of 3.80 years. The fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 was $1,535 and $116, respectively.

Based on a fair market value of $0.73 per share on September 30, 2026, the intrinsic value attributed to exercisable and unexercised Common Stock options was $6,700 at September 30, 2026.

Stock-Based Compensation

The following table summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$390	$–	$534	$–
Sales and marketing	479	–	517	–
General and administrative	222	42	484	116
	$1,091	$42	$1,535	$116

10. Forward Purchasing Agreement

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

11. Segment Information

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

The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, employee compensation, stock-based compensation, legal and professional fees, and consulting costs. Other operating expenses include all remaining costs necessary to operate our business and primarily include advertising, corporate compliance, and overhead expenses. Additionally, the CODM also reviews total assets to assess the Company’s financial position and resource allocation. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of September 30, 2026, the Company does not have material long-term assets outside the U.S.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses
Employee compensation and benefits	855	$147	$1,584	$302
Stock-based compensation expense	1,090	42	1,534	116
Legal and professional fees	213	335	924	461
Consulting costs	175	-	523	14
Other operating expenses	444	506	1,036	1,400
Total operating expenses	2,777	1,030	5,601	2,293
Loss from operations	$(2,777)	$(1,030)	$(5,601)	$(2,293)

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders, basic	$(2,895)	$3,265	$(6,040)	$5,195
Undistributed earnings allocated to participating preferred stock	–	(286)	–	(240)
Series D preferred stock dividend	(300)	–	(526)	–
Effect of potentially dilutive securities:
Conversion of participating preferred stock	–	286	–	240
After-tax interest expense on convertible notes	–	95	–	109
Net income (loss) attributable to common stockholders	$(3,195)	$3,360	$(6,567)	$5,304
Denominator:
Weighted-average common shares outstanding, basic	189,829,790	96,159,322	182,838,257	63,669,253
Effect of potentially dilutive securities:
Convertible notes	–	75,000,000	–	30,330,882
Restricted Stock	–	35,455,167	–	11,233,154
RSUs	–	8,191,160	–	2,740,425
Weighted-average common shares outstanding, diluted	189,829,790	214,805,649	182,838,257	107,973,714

Net income (loss) per share attributable to common stockholders,
Basic	$(0.02)	$0.03	$(0.04)	$0.08
Diluted	$(0.02)	$0.02	$(0.04)	$0.05

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated, since their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series C Preferred Shares	7,091,000	–	7,091,000	–
Series D Preferred Shares	33,913,000	–	33,913,000	–
Senior Secured Notes, including accrued interest	174,067	145,205	174,067	145,205
Convertible Notes, excluding accrued interest	75,000,000	–	75,000,000	–
Warrants to purchase common stock	84,408,110	63,749,982	84,408,110	63,749,982
Stock options to purchase common stock	51,443,036	1,129,630	51,443,036	1,129,630
Unvested Shares	1,129,630	1,253,451	1,129,630	1,253,451
Restricted stock units	25,000	25,000	25,000	25,000
	253,183,843	66,303,268	253,183,843	66,303,268

13. Subsequent Events

The Company has evaluated all events subsequent to September 30, 2026 and through October 30, 2026, which represents the date these unaudited condensed consolidated financial statements were available to be issued.

Subsequent to September 30, 2026, the Company granted options exercisable into 300,000 shares of its Common Stock to its employees and advisors. The Options shall vest over a four-year period, with twenty-five percent (25%) of the Options vesting on the one-year anniversary of the date the Optionee becomes a full-time employee of the Company, and the remaining seventy-five percent (75%) of the Options vesting in equal monthly installments thereafter over the following thirty-six (36) months, subject to the Optionee continuing to provide services to the Company as of each applicable vesting date. The stock options are exercisable at weighted average price of $0.67 per share.

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

In late 2024 the Company voluntarily elected to temporarily suspend its operations due to its limited capital resources and inability to access adequate liquidity to continue to fund its operations and meet its outstanding debt obligations. In June 2025, the Company commenced debt restructuring and capital raising transactions and the reinstatement of operations by (1) entering into exchange agreements with unsecured creditors pursuant to which such creditors agreed to exchange outstanding obligations payable to them for Common Stock and certain rights related thereto, and (2) the Company sold convertible notes and warrants for gross proceeds of $3,000. The Company has since been continuing efforts to negotiate and restructure outstanding obligations and raise capital. In the furtherance of scaling operations, the Company has also entered into advisory agreements with third parties and agreed to compensate such parties in the form of equity and/or cash compensation.

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

Recent Developments

In April 2026, we sold and issued to accredited investors a total of 15,000 shares of Series D (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15,000. We received net proceeds of $13,838 after deducting commissions and fees. We intend to use the net proceeds for working capital and general corporate purposes.

As part of the Offering, we entered into a Securities Purchase Agreement and Registration Rights Agreement with the investors. The terms of the Securities Purchase Agreement, Series D, Warrants, and Registration Rights Agreement were previously disclosed in the Current Report on Form 8-K filed on April 8, 2026.

See “Liquidity and Capital Resources” below for additional information.

Components of Our Results of Operations

Revenue

Our revenue historically was generated primarily from sales of subscriptions to our software platform and related services. Subscriptions to our software platform are offered as stand-ready access to our cloud environment on an annual or multi-year basis. We may also offer consulting services in the form of stand-ready scientific and software engineering services, which are typically only offered in conjunction with our software platform. We evaluate our contracts at inception to determine if the terms represent a single, combined performance obligation or multiple performance obligations. We generated no revenue in each of the three and nine months ended September 30, 2026 and September 30, 2025.

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

Results of Operations

Comparison of the Three months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change	%
	(in thousands)
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	713	6	707	11,783
Research and development	1,041	–	1,041	N/M
General and administrative	1,023	1,023	-	-
Total operating expenses	2,777	1,029	1,748	170
Loss from operations	(2,777)	(1,029)	(1,748)	(170)
Other income (expense):
Interest expense	(184)	(136)	(48)	35
Interest income	49	–	49	N/M
Gain on extinguishment of liabilities	–	4,417	(4,417)	(100)
Other income, net	17	13	4	31
Total other income (expense), net	(118)	4,294	(4,412)	(103)
Net income (loss)	$(2,895)	$3,265	$(6,160)	(189)%

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $713 for the three months ended September 30, 2026, as compared to $6 for the three months ended September 30, 2025. The increase reflects higher employee compensation costs, marketing expenses, and stock-based compensation expense.

Research and Development Expenses

Research and development expense was $1,041 for the three months ended September 30, 2026, as compared to $0 for the three months ended September 30, 2025. The increase reflects higher employee compensation costs, advisor fees, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1,023 for the three months ended September 30, 2026, compared to $1,023 for the three months ended September 30, 2025. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits, and legal and professional fees, including $142 of legal expenses related to our intellectual property.

Other Expense, Net

Other expense, net was $118 for the three months ended September 30, 2026, compared to other income, net of $4,294 for the three months ended September 30, 2025. The $4,412 negative variance was primarily driven by the prior year recording of a $4,294 gain on extinguishment of liabilities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change	%
	(in thousands)
Revenue	$–	$–	$–	–%
Cost of revenue	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Sales and marketing	1,171	6	1,165	19,417
Research and development	1,659	–	1,659	N/M
General and administrative	2,771	2,287	484	21
Total operating expenses	5,601	2,293	3,308	144
Loss from operations	(5,601)	(2,293)	(3,308)	(144)
Other income (expense):
Interest expense	(545)	(379)	(166)	44
Interest income	49	–	49	N/M
Loss on extinguishment of senior secured note	–	(134)	134	(100)
Gain on extinguishment of forward purchase agreement settlement liability	–	2,357	(2,357)	(100)
Gain on extinguishment of liabilities	–	5,614	(5,614)	(100)
Other income (expense), net	57	30	27	90
Total other income (expense), net	(439)	7,488	(7,927)	(106)
Net income (loss)	$(6,040)	$5,195	$(11,235)	(216)%

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expense was $1,171 for the nine months ended September 30, 2026, as compared to $6 for the nine months ended September 30, 2025. The increase reflects an increase in employee compensation costs, marketing expenses, and stock-based compensation expense.

Research and Development Expenses

Research and development expense was $1,659 for the nine months ended September 30, 2026, as compared to $0 for the nine months ended September 30, 2025. The increase reflects an increase in employee compensation costs, advisor fees, and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $2,771 for the nine months ended September 30, 2026, compared to $2,287 for the nine months ended September 30, 2025. The increase of $484 reflects an increase in stock-based compensation expenses and employee compensation. Current-quarter expenses mainly consisted of insurance, software costs, salaries and benefits, and legal and professional fees, including $261 of legal expenses related to our intellectual property.

Other Expense, Net

Other expense, net was $439 for the nine months ended September 30, 2026, compared to other income, net of $7,488 for the nine months ended September 30, 2025. The $7,927 negative variance was primarily driven by the prior year recording of a $2,357 gain on extinguishment of Forward Purchase Agreement settlement liability and a $5,614 gain on extinguishment of liabilities. These favorable items were partially offset by a $134 loss on extinguishment of Senior Secured Note, and a $117 increase in interest expense, net of interest income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from sales of Convertible Preferred Stock and Common Stock and the issuance of Convertible Notes. For the nine months ended September 30, 2026, we recorded a net loss of $6,040, used cash in operations of $4,484 and had a stockholders’ equity of $1,527 as of that date. As of September 30, 2026, we had a cash balance of $11,244. Cash used in operations was primarily from the Company’s operating losses, working capital, and investment in strategic growth initiatives. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future as we expand our penetration of the quantum computing application development market.

In April 2026, we sold and issued to accredited investors a total of 15,000 shares of Series D (which are convertible into 34,160,784 shares of Common Stock, subject to adjustment) and Warrants to purchase up to 17,080,392 shares of Common Stock (representing 50% warrant coverage on an as-converted basis) for total gross proceeds of $15,000. We received net proceeds of $13,838 after deducting commissions and fees.

As of October 30, 2026, we have cash and cash equivalents of $10,459. We expect our existing cash will be sufficient to fund our current operating plan for at least twelve months from the date of issuance of these financial statements.

Senior Secured Notes

The Senior Secured Notes bear interest at the compound rate of 15% per annum and are convertible at the option of each noteholder in connection with the Merger at a conversion price of (i) $4.50 per share at the closing of the Merger or (ii) $8.50 per share at any time after the closing of the Merger. The outstanding principal amount of the Senior Secured Notes and all accrued but unpaid interest will be due and payable at the maturity date, December 15, 2026, unless otherwise converted. While any Senior Secured Notes are outstanding, we cannot incur additional indebtedness for borrowed funds, except additional Senior Secured Notes, substantially similar notes or other debt instruments that are pari passu with or subordinate to the Senior Secured Notes. As of September 30, 2026, the aggregate principal and accrued interest outstanding under the Senior Secured Notes totaled $1,480.

Convertible Promissory Notes

In June 2025, we entered into a securities purchase agreement with accredited investors pursuant to which we sold and issued secured Convertible Promissory Notes and warrants to purchase 37,500,000 shares of Common Stock (“Warrants”) for total gross proceeds of $3,000.

The Convertible Promissory Notes bear simple interest at a rate of 10.00% per annum and, as extended, mature in June 2027, unless earlier converted or repaid in accordance with its terms. Interest accrues daily based on a 360-day year and will not be paid in cash prior to maturity unless the Convertible Promissory Notes are repaid before conversion. As of September 30, 2026, the aggregate principal and accrued interest outstanding under the Convertible Promissory Notes totaled $3,241, net of the unamortized debt discount of $154 recognized in connection with the amendment and the remaining unamortized debt issuance costs.

Effective June 1, 2026, the Company and the holders amended the Convertible Promissory Notes to extend the maturity date to June 2027 and replace the provision requiring automatic conversion upon the closing of a qualified financing. Under the amended terms, if (i) the volume-weighted average price of the Company’s common stock on the immediately preceding trading day equals or exceeds $0.60 per share and (ii) the average daily traded value of the Company’s common stock for the five immediately preceding trading days equals or exceeds $1,000, the Company may elect to convert all or any portion of the outstanding principal balance into shares of common stock at a conversion price of $0.04 per share, subject to customary adjustments for stock splits, stock dividends, combinations, recapitalizations and similar events. Any accrued and unpaid interest attributable to principal converted pursuant to the amended conversion provision is automatically forgiven upon conversion. If the Company elects to convert the entire $3,000 outstanding principal balance, the Convertible Promissory Notes would convert into 75,000,000 shares of the Company’s common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(4,484)	$(985)
Net cash provided by financing activities	14,127	1,582
Effect of exchange rate changes on cash	(58)	(37)
Net increase in cash	$9,585	$560

Operating Activities

Net cash used in operating activities was $4,484 for the nine months ended September 30, 2026. Operating cash flows reflected a net loss of $6,040, partially offset by $2,080 in non-cash charges. Changes in working capital were primarily driven by a $58 increase in prepaid expenses and other current and non-current assets, a $10 decrease in accounts payable, and a $456 decrease in accrued expenses and other current liabilities. Non-cash charges included $545 in non-cash interest expense and $1,535 in stock-based compensation.

Net cash used in operating activities was $985 for the nine months ended September 30, 2025. Operating cash flows reflected net income of $5,195 and a $1,208 net increase in working capital, partially offset by $7,388 in net non-cash charges. Changes in working capital were primarily driven by a $1,009 increase in accrued expenses and other current liabilities, and a $206 increase in accounts payable. Non-cash charges included $5,614 gain on extinguishment of liabilities, and a $2,357 gain on extinguishment of Forward Purchase Agreement settlement liability, partially offset by $333 in non-cash interest expense, $116 in stock-based compensation and $134 loss on extinguishment of Senior Secured Note. As previously disclosed, we ceased operations in October 2024, resulting in limited activities during the current period.

Investing Activities

The Company had no cash flows from investing activities for the nine months ended September 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $14,127 for the nine months ended September 30, 2026. This amount primarily reflects $13,838 in net proceeds received from the sale of Series D Convertible Preferred shares, net of expenses, proceeds of $1 on the exercise of stock options, and proceeds of $288 on the exercise of warrants.

Net cash provided by financing activities was $1,582 for the nine months ended September 30, 2025. This amount primarily reflects $2,925 in net proceeds received from the issuance of Convertible Promissory Notes, partially offset by the repayment of $1,343 of Senior Secured Notes.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2026, our disclosure controls and procedures were not effective:

●	The Company does not have sufficient segregation of duties within accounting functions, as its Chief Executive Officer is the sole officer.

●	The Company does not have sufficient or complete written documentation of our internal controls policies and procedures.

●	A substantial portion of the Company’s financial reporting is carried out by an outside accounting firm.

●	The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with US GAAP.

Plans for Remediation of Material Weaknesses

Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses. Management’s internal control remediation efforts include the following:

●	We are currently in the process of identifying and engaging internal control consultants to assist us in performing a risk assessment as well as identifying and designing a system of internal controls necessary to mitigate the risks identified, including preparation of written documentation and testing of our internal control policies and procedures;

●	We plan to increase our personnel resources and technical accounting expertise within the accounting function to replace our outside service providers; until we have sufficient technical accounting and financial reporting capabilities, we have retained an accounting consulting firm to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and assist us with financial reporting.

Changes in Internal Control Over Financial Reporting

Other than with respect to the ongoing remediation efforts on the material weaknesses, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Certificate of Incorporation		8-K	3.1	4/3/24
3.1(a)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	8/27/25
3.2	Certificate of Designations, of Preferences, Rights and Limitation of the Series A Convertible Preferred Stock		8-K	4.1	10/28/25
3.3	Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	7/24/25
3.3(a)	Certificate of Amendment to the Certificate of Designations, of Preferences, Rights and Limitation of the Series C Convertible Preferred Stock		8-K	4.1	11/6/25
3.4	Series D Certificate of Designation		8-K	3.1	4/8/26
3.5	Bylaws of Zapata Computing Holdings Inc.		8-K	3.2	4/3/24
4.1	Form of Note		8-K	4.1	6/18/25
4.2	Form of Warrant		8-K	4.2	6/18/25
4.3	Form of Warrant		8-K	4.1	4/8/26
10.1	Form of Conversion Agreement +		8-K	10.1	6/18/25
10.2	Form of Securities Purchase Agreement +		8-K	10.2	6/18/25
10.3	Form of Consent Agreement		8-K	10.3	6/18/25
10.4	Form of Universal Resale and Registration Provisions +		8-K	10.4	6/18/25
10.5	Form of Security Agreement +		8-K	10.5	6/18/25
10.6	Form of Intercreditor Agreement +		8-K	10.6	6/18/25
10.7	Form of Stock Option Agreement		8-K	10.1	10/15/25
10.8	Form of Forbearance Agreement +		8-K	10.1	10/28/25
10.9	Form of Securities Purchase Agreement +		8-K	10.2	10/28/25
10.10	Form of Securities Purchase Agreement		8-K	10.1	4/8/26
10.11	Form of Registration Rights Agreement		8-K	10.2	4/8/26
10.12	Exclusive Broker-Dealer and Leak-Out Management Agreement +		10-Q	10.12	8/14/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management contract or compensatory plan, contract or agreement.
(1)	Filed herein
(2)	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAPATA QUANTUM, INC.

November 9, 2026	By:	/s/ Sumit Kapur
Sumit Kapur
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer)

